Form 10-Q
period 2025-09-30
Stride, Inc.
filed 2025-10-29
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-33883

Stride, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4774688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11720 Plaza America 9th Floor
Reston, VA 20190	(703) 483-7000
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	LRN	New York Stock Exchange (NYSE)

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

As of October 24, 2025, the Registrant had 43,858,627 shares of common stock, $0.0001 par value per share outstanding.

Stride, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2025

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2025	2025
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$518,439	$782,497
Accounts receivable, net of allowance of $31,401 and $31,124	809,302	559,646
Inventories, net	19,814	37,570
Prepaid expenses	91,261	35,579
Marketable securities	196,659	202,769
Other current assets	14,634	14,673
Total current assets	1,650,109	1,632,734
Property and equipment, net	112,993	78,582
Capitalized software, net	76,156	75,314
Capitalized curriculum development costs, net	59,642	58,584
Intangible assets, net	16,294	18,227
Goodwill	246,676	246,676
Deferred tax asset	—	26,377
Deposits and other assets	171,245	157,465
Total assets	$2,333,115	$2,293,959
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$55,596	$43,962
Accrued liabilities	59,468	103,276
Accrued compensation and benefits	43,870	74,939
Deferred revenue	18,820	26,995
Current portion of finance lease liability	55,278	42,316
Current portion of operating lease liability	10,528	11,391
Total current liabilities	243,560	302,879
Long-term finance lease liability	69,735	44,567
Long-term operating lease liability	35,743	35,164
Long-term debt	416,751	416,322
Deferred tax liability	21,570	—
Other long-term liabilities	18,348	15,408
Total liabilities	805,707	814,340
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 49,194,821 and 48,852,419 shares issued; and 43,860,078 and 43,517,676 shares outstanding, respectively	4	4
Additional paid-in capital	714,697	735,711
Accumulated other comprehensive loss	(64)	(67)
Retained earnings	915,253	846,453
Treasury stock of 5,334,743 shares at cost	(102,482)	(102,482)
Total stockholders’ equity	1,527,408	1,479,619
Total liabilities and stockholders' equity	$2,333,115	$2,293,959

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2025	2024

	(In thousands except share and per share data)
Revenues	$620,884	$551,084
Instructional costs and services	378,761	335,231
Gross margin	242,123	215,853
Selling, general, and administrative expenses	173,140	168,509
Income from operations	68,983	47,344
Interest expense, net	(3,075)	(2,353)
Other income, net	16,914	8,778
Income before income taxes and income (loss) from equity method investments	82,822	53,769
Income tax expense	(14,423)	(11,277)
Income (loss) from equity method investments	401	(1,610)
Net income attributable to common stockholders	$68,800	$40,882
Net income attributable to common stockholders per share:
Basic	$1.59	$0.95
Diluted	$1.40	$0.94
Weighted average shares used in computing per share amounts:
Basic	43,371,952	42,868,310
Diluted	49,222,851	43,708,967

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,
	2025	2024

	(In thousands)
Net income	$68,800	$40,882
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3	(16)
Comprehensive income attributable to common stockholders	$68,803	$40,866

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, June 30, 2025	48,852,419	$4	$735,711	$(67)	$846,453	(5,334,743)	$(102,482)	$1,479,619
Net income	—	—	—	—	68,800	—	—	68,800
Foreign currency translation adjustment	—	—	—	3	—	—	—	3
Stock-based compensation expense	—	—	10,393	—	—	—	—	10,393
Vesting of performance share units, net of tax withholding	241,863	—	—	—	—	—	—	—
Issuance of restricted stock awards	176,212	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(18,377)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(57,296)	—	(31,407)	—	—	—	—	(31,407)
Balance, September 30, 2025	49,194,821	$4	$714,697	$(64)	$915,253	(5,334,743)	$(102,482)	$1,527,408

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

Balance, June 30, 2024	48,576,164	$4	$720,033	$(42)	$558,512	(5,334,743)	$(102,482)	$1,176,025
Net income	—	—	—	—	40,882	—	—	40,882
Foreign currency translation adjustment	—	—	—	(16)	—	—	—	(16)
Stock-based compensation expense	—	—	8,592	—	—	—	—	8,592
Vesting of performance share units, net of tax withholding	135,921	—	—	—	—	—	—	—
Issuance of restricted stock awards	278,234	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(14,037)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(54,345)	—	(11,137)	—	—	—	—	(11,137)
Balance, September 30, 2024	48,921,937	$4	$717,488	$(58)	$599,394	(5,334,743)	$(102,482)	$1,214,346

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2025	2024

	(In thousands)
Cash flows from operating activities
Net income	$68,800	$40,882
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	29,234	28,134
Stock-based compensation expense	10,222	8,449
Deferred income taxes	49,472	10,851
Provision for credit losses	3,377	7,053
Amortization of fees on debt	429	423
Noncash operating lease expense	2,661	3,176
Other	(3,989)	2,328
Changes in assets and liabilities:
Accounts receivable	(253,026)	(210,028)
Inventories, prepaid expenses, deposits and other current and long-term assets	(36,322)	(9,310)
Accounts payable	15,716	10,792
Accrued liabilities	(45,356)	(6,142)
Accrued compensation and benefits	(30,882)	(24,341)
Operating lease liability	(879)	(3,259)
Deferred revenue and other liabilities	(5,237)	(1,012)
Net cash used in operating activities	(195,780)	(142,004)
Cash flows from investing activities
Purchase of property and equipment	(306)	(669)
Capitalized software development costs	(13,713)	(8,793)
Capitalized curriculum development costs	(7,677)	(5,323)
Other acquisitions, loans and investments, net of distributions	(2,574)	(347)
Proceeds from the maturity of marketable securities	61,767	54,400
Purchases of marketable securities	(62,220)	(60,162)
Net cash used in investing activities	(24,723)	(20,894)
Cash flows from financing activities
Repayments on finance lease obligations	(11,961)	(8,747)
Repurchase of restricted stock for income tax withholding	(31,594)	(11,204)
Net cash used in financing activities	(43,555)	(19,951)
Net change in cash, cash equivalents and restricted cash	(264,058)	(182,849)
Cash, cash equivalents and restricted cash, beginning of period	782,497	500,614
Cash, cash equivalents and restricted cash, end of period	$518,439	$317,765

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

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2025 and 2024, the condensed consolidated statements of cash flows for the three months ended September 30, 2025 and 2024, and the condensed consolidated statements of stockholders’ equity for the three months ended September 30, 2025 and 2024 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending June 30, 2026, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2025 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Company does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Company’s condensed consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2025 (the “Annual Report”), which contains the Company’s audited financial statements for the fiscal year ended June 30, 2025.

3.   Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025. The Company will review the extent of new disclosures necessary in the coming quarters, prior to implementation during fiscal year 2026. Other than additional disclosure, the Company does not expect a change to its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). This update provides investors with enhanced detail regarding components of expenses presented in the income statement, aiming to improve transparency and enable precise understanding of a company’s cost structure. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company will review the extent of new disclosures necessary in the coming quarters, prior to implementation during fiscal year 2028. Other than additional disclosure, the Company does not expect a change to its condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The update provides an optional practical expedient for public companies to estimate expected credit losses on current accounts receivable and contract assets arising from ASC 606 transactions by assuming that conditions at the balance sheet date remain unchanged over the assets’ remaining lives. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 (including interim periods), with early adoption permitted. The Company will review the impact of the ASU and whether to elect the practical expedient upon adoption in fiscal year 2027.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 is intended to modernize and clarify the accounting for internal-use software, including updates to capitalization guidance that removes references to project stages and replaces them with the concept of a probable-to-complete recognition threshold. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and early adoption is permitted as of the beginning of an annual period. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

Segment Reporting

Stride, Inc. operates in one operating and reportable business segment as a technology company providing an educational platform to deliver proprietary and third-party curriculum, software systems and educational services designed to facilitate individualized learning for students and adults.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company’s primary revenue source is derived from educational products and services provided through its General Education and Career Learning lines of revenue.

Operating as a cohesive technology company, the Company offers its products and services across the United States via an integrated online platform, using a centralized management approach for all educational and support functions.

The Chief Executive Officer (“CEO”) serves as the Chief Operating Decision Maker (“CODM”). The CODM evaluates the Company’s performance based on consolidated net income. This measure aligns with Stride’s consolidated financial statements and serves as the basis for resource allocation and performance assessment. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM monitors profitability and strategic growth initiatives on a consolidated basis without disaggregating profit or loss into separate operating segments. The Company determined there are no significant segment expenses that require a separate disclosure. The consolidated net income is used to assess overall company performance, benchmark against industry standards, and identify profitability trends, which guides resource allocation and investment in expansion and technology upgrades. The CODM also evaluates company performance using operating income. Operating income provides the CODM with a focused view of the company’s profitability excluding the effects of financing activities, tax strategies, and other non-operating items. This measure enables the CODM to assess operational efficiency, monitor performance trends, and evaluate the effectiveness of strategies aimed at revenue generation and cost management.

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

Funding-based Contracts

The Company provides an integrated package of systems, services, products, and professional expertise that is administered together to support a virtual or blended public school. Contracts generally span multiple years with performance obligations being isolated to annual periods which generally coincide with the fiscal year. Customers of these programs can obtain administrative support, information technology, academic support services, online curriculum, learning systems platforms and instructional services under the terms of a negotiated service agreement. The schools

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

receive funding on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and the upcoming school year are recorded in deferred revenue.

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

To determine the ratable amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three months ended September 30, 2025 and 2024. Historically, aggregate funding estimates have differed from actual reimbursements, generally in the range of 2% of annual revenue or less, which may vary from quarter to quarter.

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

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and revenues recognized are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended September 30, 2025 and 2024, the Company’s revenues included a reduction for net school operating losses at the schools of $6.8 million and $5.0 million, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expenses in the condensed consolidated statements of operations. Amounts recorded as revenues and expenses for the three months ended September 30, 2025 and 2024, were $170.1 million and $154.2 million, respectively.

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

In addition, the Company contracts with individual customers who have access for one to two years to company-provided online curriculum and generally prepay for services to be received. Adult learners enroll in courses that provide specialized training in a specific industry. Each of these contracts is considered to be one performance obligation. The Company recognizes these revenues ratably over the maximum term of the customer contract based on the defined contract price.

Enterprise Contracts

The Company provides job training over a specified contract period to enterprises. Each of these contracts is considered to be one performance obligation. The Company recognizes these revenues based on the number of students trained during the term of the contract based on the defined contract price.

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the three months ended September 30, 2025 and 2024, approximately 96% and 95%, respectively, of the Company’s General Education revenues, and 100% and 100%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024

	(In thousands)
General Education	$363,116	$329,407
Career Learning
Middle - High School	241,500	198,885
Adult	16,268	22,792
Total Career Learning	257,768	221,677
Total Revenues	$620,884	$551,084

Concentration of Customers

During each of the three months ended September 30, 2025 and 2024, the Company had no contracts that represented greater than 10% of total revenues.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

is earned prior to the customer being billed. Deferred revenue is recorded when customers are billed or cash is collected in advance of services being provided.

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	September 30,	June 30,	June 30,
	2025	2025	2024

	(In thousands)
Accounts receivable	$809,302	$559,646	$472,754
Unbilled receivables (included in accounts receivable)	52,100	19,902	19,499
Deferred revenue	18,820	26,995	35,742
Deferred revenue, long-term (included in other long-term liabilities)	226	327	1,097

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and its contracts. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the term of the contract, as well as changes in the estimates of variable consideration. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended September 30, 2025 and 2024 that was included in the previous July 1st deferred revenue balance was $15.5 million and $17.1 million, respectively. During the three months ended September 30, 2025 and 2024, the Company recorded revenues of $0.6 million and $0.2 million, respectively, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of September 30, 2025 was $0.2 million.

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

Investments in Marketable Securities

The Company’s marketable securities generally consist of bonds and other securities which are classified as held-to-maturity. The securities with maturities between three months and one year are classified as short-term and are included in marketable securities on the condensed consolidated balance sheets. The securities with maturities greater than one year are classified as long-term and are included in deposits and other assets on the condensed consolidated balance sheets. Held-to-maturity securities are recorded at their amortized cost. The Company recorded interest income of $9.5 million and $8.2 million for the three months ended September 30, 2025 and 2024, respectively. This activity is recorded within other income (expense) within the condensed consolidated statements of operations.

The Company reviews the held-to-maturity debt securities for declines in fair value below the amortized cost basis under the credit loss model of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Any decline in fair value related to a credit loss is recognized in the condensed consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of September 30, 2025 and June 30, 2025, the allowance for credit losses recognized related to held-to-maturity debt securities was zero.

As of September 30, 2025, the Company’s marketable securities consisted of investments in corporate bonds, U.S. treasury notes and commercial paper. The short-term and long-term portions were $196.7 million and $34.4 million, respectively. The maturities of the Company’s long-term marketable debt securities range from one to two years. The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$51,273	$-	$51,273	$151	$51,424
U.S. Treasury Notes	25,382	-	25,382	45	25,427
Commercial Paper	154,489	-	154,489	(2)	154,487
Total	$231,144	$-	$231,144	$194	$231,338

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

The Company’s allowance for credit losses increased from $31.1 million as of June 30, 2025 to $31.4 million as of September 30, 2025. The increase of $0.3 million is due primarily to a $3.4 million current year provision, less $3.1 million in amounts written off.

The Company writes-off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of September 30, 2025 and June 30, 2025, $13.1 million and $13.6 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the condensed consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $7.3 million and $6.8 million at September 30, 2025 and June 30, 2025, respectively.

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

As of September 30, 2025 and June 30, 2025, the Company recorded $17.3 million and $17.5 million, respectively, of costs related to SaaS implementation within prepaid expenses in the condensed consolidated balance sheets. As of September 30, 2025 and June 30, 2025, the Company recorded $42.3 million and $43.3 million, respectively, of costs related to SaaS implementation within deposits and other assets in the condensed consolidated balance sheets.

During the three months ended September 30, 2025 and 2024, the Company amortized $2.3 million and $0.7 million, respectively of SaaS implementation costs to instructional costs and services. SaaS implementation costs amortized to selling, general and administrative expenses were $4.4 million and $4.3 million during the three months ended September 30, 2025 and 2024, respectively. There were no material impairments of SaaS implementation costs during the three months ended September 30, 2025 and 2024, respectively.

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

Property and equipment are depreciated over the following useful lives:

Useful Life
Computer hardware	3 - 7 years
Computer software	3 - 5 years
Financed computers and printers	3 years
Web site development	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of useful life or term of the lease

The Company makes an estimate of unreturned student computers and printers based on an analysis of recent trends of returns. The Company recorded accelerated depreciation of $0.9 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, related to unreturned student computers and printers.

Depreciation expense, including accelerated depreciation, related to property and equipment reflected in instructional costs and services for the three months ended September 30, 2025 and 2024 was $11.3 million and $7.5 million, respectively. Depreciation expense related to property and equipment reflected in selling, general, and administrative expenses for the three months ended September 30, 2025 and 2024 was $0.7 million and $0.7 million, respectively.

The Company fully expenses computer peripheral equipment (e.g., keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $2.5 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively, and are recorded as instructional costs and services.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Capitalized software additions totaled $13.7 million and $8.8 million for the three months ended September 30, 2025 and 2024, respectively. The Company recorded amortization expense related to capitalized software of $7.7 million and $10.8 million during the three months ended September 30, 2025 and 2024, respectively, within instructional costs and services. Amortization expense related to capitalized software reflected in selling, general, and administrative expenses during the three months ended September 30, 2025 and 2024 was $2.9 million and $1.9 million, respectively.

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

Total capitalized curriculum development additions were $7.7 million and $5.3 million for the three months ended September 30, 2025 and 2024, respectively. These amounts are recorded on the condensed consolidated balance sheets net of amortization charges. Amortization expense for the three months ended September 30, 2025 and 2024 was $4.7 million and $4.6 million, respectively, and is recorded in instructional costs and services.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2025 and 2024 was $1.9 million and $2.6 million, respectively, and is included within selling, general, and administrative expenses in the condensed consolidated statements of operations. Future amortization of intangible assets is expected to be $5.4 million, $5.9 million, $4.1 million, $0.3 million, and $0.2 million in the fiscal years ending June 30, 2026 through June 30, 2030, respectively, and $0.2 million thereafter.

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

During the three months ended September 30, 2025 and 2024, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table represents the balance of the Company’s intangible assets as of September 30, 2025 and June 30, 2025:

	September 30, 2025			June 30, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$70.6	$(61.3)	$9.3	$70.6	$(60.4)	$10.2
Customer and distributor relationships	37.1	(34.3)	2.8	37.1	(33.7)	3.4
Developed technology	21.7	(17.7)	4.0	21.7	(17.3)	4.4
Other	1.4	(1.2)	0.2	1.4	(1.2)	0.2
Total	$130.8	$(114.5)	$16.3	$130.8	$(112.6)	$18.2

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

During the three months ended September 30, 2025 and 2024, there were no events or changes in circumstances that may indicate that the carrying amount of the long-lived assets may not be recoverable.

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

The carrying values reflected in the condensed consolidated balance sheets for cash and cash equivalents, receivables, and short-term obligations approximate their fair values, as they are largely short-term in nature. As of September 30, 2025, the estimated fair value of the long-term debt was $1,127.7 million. The Company estimated the fair value based on the quoted market prices in an inactive market (Level 2). The long-term debt, comprised of the Company’s convertible senior notes due 2027, is recorded at face value less the unamortized debt issuance costs on its condensed consolidated balance sheet, and is discussed in more detail in Note 6, “Debt.” As of September 30, 2025, the estimated fair value of the Company’s held-to-maturity marketable securities was $231.3 million. The Company estimated the fair

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

value based on the quoted market prices in an inactive market (Level 2). The held-to-maturity marketable securities are discussed in more detail in Note 3, “Summary of Significant Accounting Policies - Investments in Marketable Securities.”

There were no assets or liabilities measured at fair value on a recurring basis as of September 30, 2025 or June 30, 2025. There was no activity related to the Company’s fair value measurements categorized as Level 3 in the valuation hierarchy, valued on a recurring basis, for the three months ended September 30, 2025 and 2024.

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

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,
	2025	2024

	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$68,800	$40,882
Weighted average common shares — basic	43,371,952	42,868,310
Basic net income per share	$1.59	$0.95

Diluted net income per share computation:

Net income attributable to common stockholders	$68,800	$40,882
Share computation:
Weighted average common shares — basic	43,371,952	42,868,310
Effect of dilutive restricted stock and convertible debt	5,850,899	840,657
Weighted average common shares — diluted	49,222,851	43,708,967
Diluted net income per share	$1.40	$0.94

For the three months ended September 30, 2025 and 2024, shares issuable in connection with restricted stock and convertible debt of 1,842,786 and 147,802 shares, respectively, were excluded from the diluted income per common share calculation because the effect would have been anti-dilutive. In connection with the issuance of the 1.125% Convertible Senior Notes due 2027 (“Notes”), the Company entered into capped call transactions (the “Capped Call Transactions”) as described further in Note 6, “Debt.” The Capped Call Transactions are intended to reduce the potential dilution to the Company’s common stock upon conversion of the Notes and/or to offset any cash payments the Company may be required to make in excess of the principal amount of the Notes.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Reclassification

Certain previous year amounts have been reclassified to conform with current year presentation, as related to the balance sheet.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended September 30, 2025 and 2024, the Company’s effective income tax rate was 17.3% and 21.6%, respectively. The decrease in the effective income tax rate for the three months ended September 30, 2025, as compared to the effective tax rate for the three months ended September 30, 2024, was primarily due to stock-based compensation. As of September 30, 2025, and June 30, 2025, the balance of income taxes payable was zero and $52.6 million, respectively. Income taxes payable is recorded within accrued liabilities on the condensed consolidated balance sheets.

5.   Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of September 30, 2025 and June 30, 2025, the finance lease liability was $125.0 million and $86.9 million, respectively, with lease interest rates ranging from 4.68% to 6.72%. As of September 30, 2025 and June 30, 2025, the balance of the associated right-of-use assets was $103.8 million and $69.5 million, respectively. The right-of-use asset is recorded within property and equipment, net on the condensed consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within instructional costs and services on the condensed consolidated statements of operations.

The Company entered into agreements with BALC and CSI Leasing in April 2020 and August 2022, respectively, to provide financing for its computers and peripherals. Individual leases with BALC include 36-month payment terms, fixed rates ranging from 4.87% to 6.72%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. Individual leases under the agreement with CSI Leasing include 36-month payment terms, but do not include a stated interest rate. The Company uses its incremental borrowing rate as the implied interest rate and the total lease payments to calculate its lease liability.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary, as of September 30, 2025 and June 30, 2025, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	September 30, 2025	June 30, 2025

	(in thousands)
2026	$45,082	$45,781
2027	51,616	33,864
2028	29,370	12,095
2029	6,122	297
2030	—	—
Total minimum payments	132,190	92,037
Less: imputed interest	(7,177)	(5,154)
Finance lease liability	125,013	86,883
Less: current portion of finance lease liability	(55,278)	(42,316)
Long-term finance lease liability	$69,735	$44,567

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of September 30, 2025 and June 30, 2025, the operating lease liability was $46.3 million and $46.6 million, respectively. As of September 30, 2025 and June 30, 2025, the balance of the associated right-of-use assets was $13.9 million and $16.0 million, respectively. The right-of-use asset is recorded within deposits and other assets on the condensed consolidated balance sheets. Lease expense associated with the Company’s operating leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual operating leases range in terms of 1 to 8 years and expire on various dates through fiscal year 2034 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

The following is a summary as of September 30, 2025 and June 30, 2025, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	September 30, 2025	June 30, 2025

	(in thousands)
2026	$11,847	$12,957
2027	8,979	8,942
2028	8,115	7,957
2029	7,939	7,776
2030	8,047	7,878
Thereafter	4,820	4,748
Total minimum payments	49,747	50,258
Less: imputed interest	(3,476)	(3,703)
Operating lease liability	46,271	46,555
Less: current portion of operating lease liability	(10,528)	(11,391)
Long-term operating lease liability	$35,743	$35,164

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company is subleasing one of its facilities through December 2025. Sublease income is recorded as an offset to the related lease expense within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations.

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating and finance leases for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024

	(in thousands)
Lease cost

Finance lease cost:
Amortization of right-of-use assets	$10,510		$7,072
Interest on lease liabilities	1,524		778
Instructional costs and services:
Operating lease cost	2,325		2,340
Short-term lease cost	54		13
Sublease income	(66)		(66)
Selling, general, and administrative expenses:
Operating lease cost	506		1,126
Short-term lease cost	24		23
Sublease income	—		(123)
Total lease cost	$14,877		$11,163

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(879)		$(3,259)
Financing cash flows from finance leases	(11,961)		(8,747)
Right-of-use assets obtained in exchange for new finance lease liabilities	47,309		40,839
Right-of-use assets obtained in exchange for new operating lease liabilities	693		282
Weighted-average remaining lease term - finance leases	1.95	yrs.	1.96	yrs.
Weighted-average remaining lease term - operating leases	4.93	yrs.	5.51	yrs.
Weighted-average discount rate - finance leases	5.18%		5.81%
Weighted-average discount rate - operating leases	2.96%		2.93%

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.   Debt

The following is a summary, as of September 30, 2025 and June 30, 2025, respectively, of the components of the Company’s outstanding long-term debt:

	September 30, 2025	June 30, 2025

	(in thousands)
Convertible Senior Notes due 2027	$420,000	$420,000
Less: unamortized debt issuance costs	(3,249)	(3,678)
Total debt	416,751	416,322
Less: current portion of debt	—	—
Long-term debt	$416,751	$416,322

Future maturities of long-term debt are expected to be $420.0 million in the fiscal year ending June 30, 2028 and zero in each of the fiscal years ending June 30, 2026 and 2027.

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

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. The Company recorded coupon interest expense of $1.2 million during each of the three months ended September 30, 2025 and 2024.

The Company incurred debt issuance costs of $11.4 million which are amortized over the contractual term of the Notes. The Company recorded interest expense of $0.4 million related to the amortization of the debt issuance costs during each of the three months ended September 30, 2025 and 2024.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.   Equity Incentive Plan

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

At September 30, 2025, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the amended and restated 2016 Plan was 1,590,387. At September 30, 2025, there were 1,289,077 shares of the Company’s common stock that remain outstanding or nonvested under the amended and restated 2016 Plan and Prior Plan.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted stock award activity during the three months ended September 30, 2025 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2025	576,854	$62.72
Granted	176,212	149.48
Vested	(159,368)	47.32
Canceled	(18,377)	58.14
Nonvested, September 30, 2025	575,321	$93.70

Summary of All Restricted Stock Awards

As of September 30, 2025, there was $45.7 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.9 years. The fair value of restricted stock awards granted for the three months ended September 30, 2025 and 2024 was $26.3 million and $22.7 million, respectively. The total fair value of shares vested for the three months ended September 30, 2025 and 2024 was $25.0 million and $12.4 million, respectively. During the three months ended September 30, 2025 and 2024, the Company recognized $5.2 million and $4.9 million, respectively, of stock-based compensation expense related to restricted stock awards.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Performance share unit activity (excluding liability-classified awards) during the three months ended September 30, 2025 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2025	701,907	$51.27
Granted	354,162	83.79
Vested	(408,680)	34.41
Canceled	(2,430)	82.07
Nonvested, September 30, 2025	644,959	$79.70

The Company has granted PSUs under a Long-Term Incentive Plan (“LTIP”) which are tied to operating income targets (“Tranche #1”) and compounded annual stock price growth (“Tranche #2”) over a three-year performance period. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. The Company begins to amortize the fair value of Tranche #1 over the vesting period when it assesses that achievement is probable at the threshold level. The fair value of Tranche #2 is determined using a Monte Carlo simulation model and is amortized over the vesting period. Tranche #2 is a market-based award and therefore is not subject to any probability assessment by the Company. The following table is a summary of the PSUs outstanding:

Fiscal Year	Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value	Tranche #1	Tranche #2	Vest Date	Tranche #1 Probability Assessment
Fiscal Year 2026	$22.2 million	146,911	$151.16	81,093 shares based on FY28 Operating Income	65,818 shares based on Stock Price Growth in September 2029	First Quarter of Fiscal Year 2029	Not Probable
Fiscal Year 2025	$17.0 million	210,620	$80.89	158,470 shares based on FY27 Operating Income	52,150 shares based on Stock Price Growth in September 2028	First Quarter of Fiscal Year 2028	Outperform
Fiscal Year 2024	$14.4 million	354,090	$40.84	265,630 shares based on FY26 Operating Income	88,460 shares based on Stock Price Growth in September 2027	First Quarter of Fiscal Year 2027	Outperform
Fiscal Year 2023	$10.0 million	289,640	$34.41	144,820 shares based on FY25 Operating Income	144,820 shares based on Stock Price Growth in September 2026	First Quarter of Fiscal Year 2026	Achieved

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fiscal Year 2023 LTIP

In July 2025, achievement was certified at 200% of target for Tranche #1, which resulted in the vesting of 204,340 shares. In September 2025, achievement was certified at 200% of target for Tranche #2, which resulted in the vesting of 204,340 shares.

Summary of All Performance Share Units

As of September 30, 2025, there was $32.9 million of total unrecognized compensation expense related to nonvested PSUs that are expected to vest based on the Company’s probability assumptions discussed above. The cost is expected to be recognized over a weighted average period of 1.7 years. During the three months ended September 30, 2025 and 2024, the Company recognized $5.1 million and $3.5 million, respectively, of stock-based compensation expense related to PSUs.

Deferred Stock Units (“DSUs”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. DSUs are specific only to board members.

Deferred stock unit activity during the three months ended September 30, 2025 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2025	68,779	$42.58
Granted	18	129.94
Vested	—	—
Canceled	—	—
Nonvested, September 30, 2025	68,797	$42.60

Summary of All Deferred Stock Units

As of September 30, 2025, there was $0.1 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.2 years. During the three months ended September 30, 2025 and 2024, the Company recognized $0.2 million of stock-based compensation expense related to DSUs.

8.   Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School is a related party because a former executive officer of the Company formerly served on its Board of Directors. For the three months ended September 30, 2025 and 2024, contributions made by the Company to Future of School were zero. In fiscal year 2019 and 2021, the Company accrued $2.5 million and $3.5 million, respectively, for contributions to be made in subsequent years. As of September 30, 2025, $2.3 million remains outstanding as related to the fiscal year 2021 accrual.

9.   Commitments and Contingencies

Litigation

In the ordinary conduct of the Company’s business, the Company is subject to lawsuits, arbitrations, disputes and administrative proceedings from time to time. The Company vigorously defends these claims; however, no assurances can be given as to the outcome of any pending legal proceedings or disputes. The Company believes, based on currently

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

available information, that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on its business, financial condition, liquidity or results of operations.

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

Other than the operating deficit guarantees, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

10.   Supplemental Disclosure of Cash Flow Information

	Three Months Ended September 30,
	2025	2024

	(In thousands)
Cash paid for interest	$3,896	$3,187
Cash paid for taxes	$54,802	$15,214

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$47,309	$40,839

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$153	$107
Stock-based compensation expense capitalized on curriculum development	40	36

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K  for the fiscal year ended June 30, 2025, which we refer to as our Annual Report, and those referenced in our other SEC filings, including in Part II, Item 1A of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary — a general description of our business and key highlights of the three months ended September 30, 2025.

●	Critical Accounting Estimates — a discussion of critical accounting estimates requiring judgments and the application of critical accounting policies.

●	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, and quantitative and qualitative disclosures about market risk.

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

We provide a wide range of products and services across our platform with the ability to deliver customized solutions. Our comprehensive school-as-a-service offering supports our clients in operating full-time virtual schools in the K-12 market. Together with our network of online schools, Stride has served millions of students with our products and services. In our most recent academic year ended June 30, 2025, we graduated 19,045 high school students from our partner schools.

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

For the 2025-2026 school year, we provide our school-as-a-service offering to 92 schools in 31 states and the District of Columbia in the General Education market, and 57 schools or programs in 25 states in the Career Learning market.

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

The two key financial metrics that we use to assess financial performance are revenues and operating income. During the three months ended September 30, 2025, revenues increased to $620.9 million from $551.1 million in the prior year, an increase of 12.7%. Over the same period, operating income increased to $69.0 million from $47.3 million in the prior year, an increase of 45.9%. The increase in operating income was driven by revenue growth and an increase in gross margin. Additionally, we use the non-financial metric of total enrollments to assess performance, as enrollment is a key driver of our revenues. Total enrollments for the three months ended September 30, 2025 were 247.7 thousand, an increase of 25.1 thousand, or 11.3%, over the prior year. Our revenues are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results from these audits and other routine changes in funding estimates are incorporated into the Company’s monthly funding estimates for the current and prior periods. Historically, aggregate funding estimates have differed from actual reimbursements, generally in the range of 2% of annual revenue or less, which may vary from quarter to quarter.

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

The following represents our current enrollment for each of the periods indicated:

	Three Months Ended
	September 30,		2025 / 2024
	2025	2024	Change	Change %

	(In thousands, except percentages)
General Education (1)	137.7	130.9	6.8	5.2%
Career Learning (1) (2)	110.0	91.7	18.3	20.0%
Total Enrollment	247.7	222.6	25.1	11.3%
(1)	Enrollments reported for the first quarter are equal to the official count date number, which was September 30, 2025 for the first quarter of fiscal year 2026 and September 30, 2024 for the first quarter of fiscal year 2025.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

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

The following represents our current revenues for each of the periods indicated:

	Three Months Ended
	September 30,		Change 2025 / 2024
	2025	2024	$	%

	(In thousands, except percentages)
General Education	$363,116	$329,407	$33,709	10.2%
Career Learning
Middle - High School	241,500	198,885	42,615	21.4%
Adult	16,268	22,792	(6,524)	(28.6%)
Total Career Learning	257,768	221,677	36,091	16.3%
Total Revenues	$620,884	$551,084	$69,800	12.7%

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

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,
	2025		2024

	(Dollars in thousands)
Revenues	$620,884	100.0%	$551,084	100.0%
Instructional costs and services	378,761	61.0	335,231	60.8
Gross margin	242,123	39.0	215,853	39.2
Selling, general, and administrative expenses	173,140	27.9	168,509	30.6
Income from operations	68,983	11.1	47,344	8.6
Interest expense, net	(3,075)	(0.5)	(2,353)	(0.4)
Other income, net	16,914	2.7	8,778	1.6
Income before income taxes and income (loss) from equity method investments	82,822	13.3	53,769	9.8
Income tax expense	(14,423)	(2.3)	(11,277)	(2.0)
Income (loss) from equity method investments	401	0.1	(1,610)	(0.3)
Net income attributable to common stockholders	$68,800	11.1%	$40,882	7.4%

Comparison of the Three Months Ended September 30, 2025 and 2024

Revenues. Our revenues for the three months ended September 30, 2025 were $620.9 million, representing an increase of $69.8 million, or 12.7%, from $551.1 million for the same period in the prior year. General Education revenues increased $33.7 million, or 10.2%, year over year. The primary drivers for the increase in revenue were a 5.2% increase in enrollments, and changes to school mix. Career Learning revenues increased $36.1 million, or 16.3%, primarily due to a 20.0% increase in enrollments and school mix. In addition, revenue recognized in each of the periods includes certain adjustments resulting from the completion of state and district audits and reconciliation processes related to services provided in prior years. These adjustments were not material and were recognized in the period in which the audit or reconciliation was finalized and the outcome became known and reasonably estimable. While these items contributed to reported revenue in each period, they were not a significant driver of the year over year change.

Instructional costs and services expenses. Instructional costs and services expenses for the three months ended September 30, 2025 were $378.8 million, representing an increase of $43.6 million, or 13.0%, from $335.2 million for the same period in the prior year. This increase in expense was due to hiring of personnel in growth states and salary increases. Instructional costs and services expenses were 61.0% of revenues during the three months ended September 30, 2025, an increase from 60.8% for the three months ended September 30, 2024.

Selling, general, and administrative expenses. Selling, general, and administrative expenses for the three months ended September 30, 2025 were $173.1 million, representing an increase of $4.6 million, or 2.7% from $168.5 million for the same period in the prior year. The increase was primarily due to an increase of $4.9 million in professional services and marketing expenses and $3.2 million in personnel and related benefit costs, including stock-based compensation, partially offset by a decrease of $3.7 million in bad debt expense. Selling, general, and administrative expenses were 27.9% of revenues during the three months ended September 30, 2025, a decrease from 30.6% for the three months ended September 30, 2024.

Interest expense, net. Net interest expense for the three months ended September 30, 2025 was $3.1 million as compared to $2.4 million for the same period in the prior year. The increase in net interest expense was primarily due to an increase in our finance leases.

Other income, net. Other income, net for the three months ended September 30, 2025 was $16.9 million as compared to $8.8 million for the same period in the prior year. The increase in other income, net was due to the increase in our investments in marketable securities and the returns on those investments year over year and other investment income.

Income tax expense. Income tax expense was $14.4 million for the three months ended September 30, 2025, or 17.3% of income before income taxes, as compared to $11.3 million, or 21.6% of income before income taxes for the same period in the prior year. The decrease in the effective income tax rate for the three months ended September 30, 2025, as compared to the effective tax rate for the three months ended September 30, 2024, was primarily due to stock-based compensation.

Liquidity and Capital Resources

As of September 30, 2025, we had net working capital, or current assets minus current liabilities, of $1,406.5 million. Our working capital includes cash and cash equivalents of $518.4 million and accounts receivable of $809.3 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at September 30, 2025.

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

We are a lessee under finance leases for computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of September 30, 2025 and June 30, 2025, the finance lease liability was $125.0 million and $86.9 million, respectively, with lease interest rates ranging from 4.68% to 6.72%.

We entered into agreements with BALC and CSI Leasing in April 2020 and August 2022, respectively, to provide financing for our computers and peripherals. Individual leases with BALC include 36-month payment terms, fixed rates ranging from 4.87% to 6.72%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases. Individual leases under the agreement with CSI Leasing include 36-month payment terms, but do not include a stated interest rate. We use our incremental borrowing rate as the implied interest rate and the total lease payments to calculate our lease liability.

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

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2025 was $195.8 million compared to $142.0 million for the three months ended September 30, 2024. The $53.8 million increase in cash used in operating activities was primarily due to changes in working capital, driven primarily by changes in accounts receivable, accrued liabilities, and inventories, prepaid expenses, deposits and other current and long-term assets, partially offset by higher net income adjusted for non-cash items.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2025 was $24.7 million compared to $20.9 million for the three months ended September 30, 2024. The $3.8 million increase in cash used in investing activities was primarily due to an increase in capital expenditures of $6.9 million and an increase in investments of $2.3 million, partially offset by higher net maturities of marketable securities of $5.4 million year over year.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2025 was $43.6 million compared to $20.0 million during the three months ended September 30, 2024. The $23.6 million increase in cash used in financing activities was primarily due to an increase in the repurchase of restricted stock for income tax withholding of $20.3 million and an increase in the repayment of finance lease obligations incurred for the acquisition of computers of $3.3 million.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Inflation Risk

Current inflation has resulted in higher personnel costs, marketing expenses and supply chain expenses. There can be no assurance that future inflation will not have an adverse or material impact on our operating results and financial condition.

Interest Rate Risk

At September 30, 2025 and June 30, 2025, we had cash and cash equivalents totaling $518.4 million and $782.5 million, respectively. Our excess cash has been invested in money market funds, government securities, corporate debt securities and similar investments. At September 30, 2025, a 1% gross increase in interest rates for our variable-interest instruments would result in a $5.2 million annualized increase in interest income. Additionally, the fair value of our investment portfolio is subject to changes in market interest rates.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.     Legal Proceedings.

See Item 1 of Part I, “Financial Statements – Note 9 – Commitments and Contingencies - Litigation.”

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as filed with the SEC on August 5, 2025.

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
101

The following financial statements and footnotes from the Stride, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

Date: October 28, 2025