Form 10-Q
period 2025-12-31
Stride, Inc.
filed 2026-01-28
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-33883

Stride, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4774688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11720 Plaza America Drive, 9th Floor
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

As of January 23, 2026, the Registrant had 42,580,290 shares of common stock, $0.0001 par value per share outstanding.

Stride, Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2025

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2025	2025
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$497,098	$782,497
Accounts receivable, net of allowance of $31,507 and $31,124	868,964	559,646
Inventories, net	17,942	37,570
Prepaid expenses	74,384	35,579
Marketable securities	128,615	202,769
Other current assets	13,314	14,673
Total current assets	1,600,317	1,632,734
Property and equipment, net	110,580	78,582
Capitalized software, net	79,084	75,314
Capitalized curriculum development costs, net	61,066	58,584
Intangible assets, net	14,416	18,227
Goodwill	246,676	246,676
Deferred tax asset	—	26,377
Deposits and other assets	194,411	157,465
Total assets	$2,306,550	$2,293,959
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$45,739	$43,962
Accrued liabilities	63,369	103,276
Accrued compensation and benefits	43,409	74,939
Deferred revenue	5,084	26,995
Current portion of finance lease liability	58,459	42,316
Current portion of operating lease liability	4,073	11,391
Total current liabilities	220,133	302,879
Long-term finance lease liability	65,986	44,567
Long-term operating lease liability	10,566	35,164
Long-term debt	417,182	416,322
Deferred tax liability	26,533	—
Other long-term liabilities	18,309	15,408
Total liabilities	758,709	814,340
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 49,194,315 and 48,852,419 shares issued; and 42,586,782 and 43,517,676 shares outstanding, respectively	4	4
Additional paid-in capital	724,366	735,711
Accumulated other comprehensive loss	(63)	(67)
Retained earnings	1,014,730	846,453
Treasury stock of 6,607,533 and 5,334,743 shares at cost, respectively	(191,196)	(102,482)
Total stockholders’ equity	1,547,841	1,479,619
Total liabilities and stockholders' equity	$2,306,550	$2,293,959

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

	(In thousands except share and per share data)
Revenues	$631,261	$587,211	$1,252,145	$1,138,295
Instructional costs and services	371,630	347,353	750,391	682,584
Gross margin	259,631	239,858	501,754	455,711
Selling, general, and administrative expenses	112,779	114,758	285,919	283,267
Income from operations	146,852	125,100	215,835	172,444
Interest expense, net	(2,814)	(2,670)	(5,888)	(5,023)
Other income (expense), net	(10,764)	7,330	6,148	16,108
Income before income taxes and income (loss) from equity method investments	133,274	129,760	216,095	183,529
Income tax expense	(33,966)	(33,361)	(48,388)	(44,638)
Income (loss) from equity method investments	169	(6)	570	(1,616)
Net income attributable to common stockholders	$99,477	$96,393	$168,277	$137,275
Net income attributable to common stockholders per share:
Basic	$2.31	$2.24	$3.89	$3.20
Diluted	$2.12	$2.03	$3.49	$2.93
Weighted average shares used in computing per share amounts:
Basic	43,074,993	43,017,190	43,223,473	42,942,750
Diluted	46,863,391	47,462,688	48,265,257	46,905,355

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

	(In thousands)
Net income	$99,477	$96,393	$168,277	$137,275
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1	15	4	(1)
Comprehensive income attributable to common stockholders	$99,478	$96,408	$168,281	$137,274

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, June 30, 2025	48,852,419	$4	$735,711	$(67)	$846,453	(5,334,743)	$(102,482)	$1,479,619
Net income	—	—	—	—	68,800	—	—	68,800
Foreign currency translation adjustment	—	—	—	3	—	—	—	3
Stock-based compensation expense	—	—	10,393	—	—	—	—	10,393
Vesting of performance share units, net of tax withholding	241,863	—	—	—	—	—	—	—
Issuance of restricted stock awards	176,212	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(18,377)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(57,296)	—	(31,407)	—	—	—	—	(31,407)
Balance, September 30, 2025	49,194,821	$4	$714,697	$(64)	$915,253	(5,334,743)	$(102,482)	$1,527,408
Net income	—	—	—	—	99,477	—	—	99,477
Foreign currency translation adjustment	—	—	—	1	—	—	—	1
Stock-based compensation expense	—	—	10,245	—	—	—	—	10,245
Purchase of treasury stock, net of tax	—	—	—	—	—	(1,272,790)	(88,714)	(88,714)
Vesting of performance share units, net of tax withholding	3,549	—	—	—	—	—	—	—
Issuance of restricted stock awards	25,036	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(23,368)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(5,723)	—	(576)	—	—	—	—	(576)
Balance, December 31, 2025	49,194,315	$4	$724,366	$(63)	$1,014,730	(6,607,533)	$(191,196)	$1,547,841

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

Balance, June 30, 2024	48,576,164	$4	$720,033	$(42)	$558,512	(5,334,743)	$(102,482)	$1,176,025
Net income	—	—	—	—	40,882	—	—	40,882
Foreign currency translation adjustment	—	—	—	(16)	—	—	—	(16)
Stock-based compensation expense	—	—	8,592	—	—	—	—	8,592
Vesting of performance share units, net of tax withholding	135,921	—	—	—	—	—	—	—
Issuance of restricted stock awards	278,234	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(14,037)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(54,345)	—	(11,137)	—	—	—	—	(11,137)
Balance, September 30, 2024	48,921,937	$4	$717,488	$(58)	$599,394	(5,334,743)	$(102,482)	$1,214,346
Net income	—	—	—	—	96,393	—	—	96,393
Foreign currency translation adjustment	—	—	—	15	—	—	—	15
Stock-based compensation expense	—	—	8,110	—	—	—	—	8,110
Vesting of performance share units, net of tax withholding	3,437	—	—	—	—	—	—	—
Issuance of restricted stock awards	18,998	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(47,472)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(6,557)	—	(759)	—	—	—	—	(759)
Balance, December 31, 2024	48,890,343	$4	$724,839	$(43)	$695,787	(5,334,743)	$(102,482)	$1,318,105

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2025	2024

	(In thousands)
Cash flows from operating activities
Net income	$168,277	$137,275
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	60,187	55,529
Stock-based compensation expense	20,489	16,374
Deferred income taxes	54,448	9,289
Provision for credit losses	8,318	9,624
Amortization of fees on debt	859	847
Noncash operating lease expense	3,998	6,222
Other	(623)	1,869
Changes in assets and liabilities:
Accounts receivable	(317,628)	(119,416)
Inventories, prepaid expenses, deposits and other current and long-term assets	(549)	(4,084)
Accounts payable	3,804	(8,983)
Accrued liabilities	(41,737)	20,248
Accrued compensation and benefits	(31,315)	(20,303)
Operating lease liability	(13,466)	(6,437)
Deferred revenue and other liabilities	(19,006)	(16,694)
Net cash provided by (used in) operating activities	(103,944)	81,360
Cash flows from investing activities
Purchase of property and equipment	(52)	(1,153)
Capitalized software development costs	(24,691)	(18,601)
Capitalized curriculum development costs	(12,924)	(9,841)
Other acquisitions, loans and investments, net of distributions	(50,294)	(950)
Proceeds from the maturity of marketable securities	183,426	140,740
Purchases of marketable securities	(130,138)	(145,865)
Net cash used in investing activities	(34,673)	(35,670)
Cash flows from financing activities
Repayments on finance lease obligations	(25,939)	(16,714)
Purchase of treasury stock	(88,645)	—
Repurchase of restricted stock for income tax withholding	(32,198)	(11,963)
Net cash used in financing activities	(146,782)	(28,677)
Net change in cash, cash equivalents and restricted cash	(285,399)	17,013
Cash, cash equivalents and restricted cash, beginning of period	782,497	500,614
Cash, cash equivalents and restricted cash, end of period	$497,098	$517,627

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of December 31st:
Cash and cash equivalents	$497,098	$515,049
Deposits and other assets (restricted cash)	—	2,578
Total cash, cash equivalents and restricted cash	$497,098	$517,627

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

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2025, the condensed consolidated statements of operations and comprehensive income for the three and six months ended December 31, 2025 and 2024, the condensed consolidated statements of cash flows for the six months ended December 31, 2025 and 2024, and the condensed consolidated statements of stockholders’ equity for the three and six months ended December 31, 2025 and 2024 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three and six months ended December 31, 2025 are not necessarily indicative of the results to be expected for the year ending June 30, 2026, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2025 has been derived from the audited consolidated financial statements at that date.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 is intended to modernize and clarify the accounting for internal-use software, including updates to capitalization guidance that remove references to project stages and replaces them with the concept of a probable-to-complete recognition threshold. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and early adoption is permitted as of the beginning of an annual period. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

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

The majority of the Company’s contracts are with the following types of customers:

●	a virtual or blended school whereby the amount of revenue is primarily determined by funding the school receives;
●	a school or individual who licenses certain curriculum on a subscription or course-by-course basis; or
●	an enterprise who contracts with the Company to provide online job training.

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

To determine the ratable amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three and six months ended December 31, 2025 and 2024. Historically, aggregate funding estimates have differed from actual reimbursements, generally in the range of 2% of annual revenue or less, which may vary from quarter to quarter.

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

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and revenues recognized are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended December 31, 2025 and 2024, the Company’s revenues included an adjustment for net school operating losses at the schools of $4.1 million and $3.7 million, respectively, and $10.9 million and $8.7 million for the six months ended December 31, 2025 and 2024, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expense in the condensed consolidated statements of operations. During the three months ended December 31, 2025 and 2024, the Company recognized revenue associated with these schools of $172.8 million

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

and $157.5 million, respectively, and for the six months ended December 31, 2025 and 2024, the Company recognized revenue of $342.9 million and $311.8 million, respectively.

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

Enterprise Contracts

The Company provides online job training over a specified contract period to enterprises. Each of these contracts is considered to be one performance obligation. The Company recognizes these revenues based on the number of students trained during the term of the contract based on the defined contract price.

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the three months ended December 31, 2025 and 2024, approximately 95% and 94%, respectively, of the Company’s General Education revenues, and 100% and 100%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts. During the six months ended December 31, 2025 and 2024, approximately 95% and 94%, respectively, of the Company’s General Education revenues, and 100% and 100%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

	(In thousands)
General Education	$341,397	$354,315	$704,513	$683,722
Career Learning
Middle - High School	275,590	213,079	517,090	411,965
Adult	14,274	19,817	30,542	42,608
Total Career Learning	289,864	232,896	547,632	454,573
Total Revenues	$631,261	$587,211	$1,252,145	$1,138,295

Concentration of Customers

During each of the three and six months ended December 31, 2025 and 2024, the Company had no contracts that represented greater than 10% of total revenues.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	December 31,	June 30,	June 30,
	2025	2025	2024

	(In thousands)
Accounts receivable	$868,964	$559,646	$472,754
Unbilled receivables (included in accounts receivable)	57,088	19,902	19,499
Deferred revenue	5,084	26,995	35,742
Deferred revenue, long-term (included in other long-term liabilities)	186	327	1,097

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and its contracts. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the term of the contract, as well as changes in the estimates of variable consideration. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended December 31, 2025 and 2024 that was included in the previous October 1st deferred revenue balance was $13.6 million and $20.1 million, respectively. The amount of revenue recognized during the six months ended December 31, 2025 and 2024 that was included in the previous July 1st deferred revenue balance was $21.3 million and $24.2 million, respectively. During the three months ended December 31, 2025 and 2024, the Company recorded revenues of $6.0 million and $9.4 million, respectively, and $6.6 million and $9.6 million, respectively, during the six months ended December 31, 2025 and 2024, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of December 31, 2025 was $0.2 million.

Significant Judgments

The Company determined that the majority of its contracts with customers contain one performance obligation. The Company markets the products and services as an integrated package building off its curriculum offerings. It does not market distinct products or services to be sold independently from the curriculum offering. The Company provides the

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Investments in Marketable Securities

The Company’s marketable securities generally consist of bonds and other securities which are classified as held-to-maturity. The securities with maturities between three months and one year are classified as short-term and are included in marketable securities on the condensed consolidated balance sheets. The securities with maturities greater than one year are classified as long-term and are included in deposits and other assets on the condensed consolidated balance sheets. Held-to-maturity securities are recorded at their amortized cost. The Company recorded interest income of $6.8 million and $7.4 million for the three months ended December 31, 2025 and 2024, respectively, and $16.3 million and $15.6 million for the six months ended December 31, 2025 and 2024, respectively. This activity is recorded within other income (expense) within the condensed consolidated statements of operations.

The Company reviews the held-to-maturity debt securities for declines in fair value below the amortized cost basis under the credit loss model of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Any decline in fair value related to a credit loss is recognized in the condensed consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of December 31, 2025 and June 30, 2025, the allowance for credit losses recognized related to held-to-maturity debt securities was zero.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2025, the Company’s marketable securities consisted of investments in corporate bonds, U.S. treasury notes and commercial paper. The short-term and long-term portions were $128.6 million and $50.3 million, respectively. The maturities of the Company’s long-term marketable debt securities range from one to two years. The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$57,110	$-	$57,110	$139	$57,249
U.S. Treasury Notes	34,403	-	34,403	51	34,454
Commercial Paper	87,399	-	87,399	(12)	87,387
Total	$178,912	$-	$178,912	$178	$179,090

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

In addition to bonds and other held-to-maturity securities, the Company’s marketable securities also include investments in publicly-held equity securities. The publicly-held equity securities have readily determinable fair values, are included in deposits and other assets on the condensed consolidated balance sheets, and are measured at fair value with changes recognized in other income (expense) within the condensed consolidated statement of operations.

As of  December 31, 2025 and June 30, 2025, the Company’s investments in publicly-held equity securities were $55.2 million and $19.9 million, respectively. The Company recorded a net unrealized loss of $17.8 million and $11.1 million for the three and six months ended December 31, 2025, respectively, related to changes in the fair value of the underlying securities of its minority equity investments. The Company recorded unrealized gains (losses) of zero for the three and six months ended December 31, 2024.

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

The Company’s allowance for credit losses increased from $31.1 million as of June 30, 2025 to $31.5 million as of December 31, 2025. The increase of $0.4 million is due primarily to a $8.3 million current year provision, less $7.9 million in amounts written off.

The Company writes-off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of December 31, 2025 and June 30, 2025, $13.0 million and $13.6 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the condensed consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $7.6 million and $6.8 million at December 31, 2025 and June 30, 2025, respectively.

Other Current Assets

Other current assets primarily include textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

Capitalized Software-as-a-Service Costs

The Company capitalizes Software-as-a-Service (“SaaS”) license and implementation costs incurred in cloud computing contracts that are service contracts if they meet certain requirements. Those requirements are similar to the requirements for capitalizing costs incurred to develop internal-use software. Capitalization of SaaS costs ceases once the project is substantially complete and the software is ready for its intended purpose. Amortization is computed using the straight-line method over the term of the associated hosting contract, usually between three and five years. The Company classifies its SaaS implementation costs as current or long-term based on the terms of the associated hosting contract. SaaS implementation costs deemed short-term are included in prepaid expenses, and those deemed long-term are included in deposits and other assets, on the condensed consolidated balance sheets. Impairment is recognized when it is no longer probable that the SaaS project will be completed and placed in service.

As of December 31, 2025 and June 30, 2025, the Company recorded $29.4 million and $17.5 million, respectively, of costs related to SaaS implementation within prepaid expenses in the condensed consolidated balance sheets. As of December 31, 2025 and June 30, 2025, the Company recorded $26.5 million and $43.3 million, respectively, of costs related to SaaS implementation within deposits and other assets in the condensed consolidated balance sheets.

During the three months ended December 31, 2025 and 2024, the Company amortized $4.5 million and $0.9 million, respectively, and $6.7 million and $1.6 million, respectively, during the six months ended December 31, 2025 and 2024, of SaaS implementation costs to instructional costs and services. SaaS implementation costs amortized to selling, general and administrative expenses were $5.1 million and $3.9 million during the three months ended December 31, 2025 and 2024, respectively, and $9.5 million and $8.2 million, respectively, during the six months ended December 31, 2025 and 2024. There were no material impairments of SaaS implementation costs during the three and six months ended December 31, 2025 and 2024, respectively.

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

The Company makes an estimate of unreturned student computers and printers based on an analysis of recent trends of returns. The Company recorded accelerated depreciation of $1.5 million and $1.3 million for the three months ended December 31, 2025 and 2024, respectively, and $2.4 million and $2.2 million for the six months ended December 31, 2025 and 2024, respectively, related to unreturned student computers and printers.

Depreciation expense, including accelerated depreciation, related to property and equipment reflected in instructional costs and services for the three months ended December 31, 2025 and 2024 was $14.0 million and $9.8 million, respectively, and $25.3 million and $17.3 million, respectively, during the six months ended December 31, 2025 and 2024. Depreciation expense related to property and equipment reflected in selling, general, and administrative expenses for the three months ended December 31, 2025 and 2024 was $0.7 million and $0.7 million, respectively, and $1.5 million and $1.4 million, respectively, during the six months ended December 31, 2025 and 2024.

The Company fully expenses computer peripheral equipment (e.g., keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $0.8 million and $1.1 million for the three months ended December 31, 2025 and 2024, respectively, and $3.3 million and $3.1 million for the six months ended December 31, 2025 and 2024, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software additions totaled $24.7 million and $18.6 million for the six months ended December 31, 2025 and 2024, respectively. The Company recorded amortization expense related to capitalized software of $6.7 million and $8.0 million during the three months ended December 31, 2025 and 2024, respectively, and $14.4 million and $18.9 million during the six months ended December 31, 2025 and 2024, respectively, within instructional costs and services. Amortization expense related to capitalized software reflected in selling, general, and administrative expenses during the three months ended December 31, 2025 and 2024 was $3.1 million and $2.1 million, respectively, and $6.0 million and $4.0 million, respectively, during the six months ended December 31, 2025 and 2024.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Total capitalized curriculum development additions were $12.9 million and $9.8 million for the six months ended December 31, 2025 and 2024, respectively. These amounts are recorded on the condensed consolidated balance sheets net of amortization charges. Amortization expense for the three months ended December 31, 2025 and 2024 was $4.6 million and $4.2 million, respectively, and $9.3 million and $8.8 million for the six months ended December 31, 2025 and 2024, respectively, and is recorded in instructional costs and services.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended December 31, 2025 and 2024 was $1.9 million and $2.5 million, respectively, and $3.8 million and $5.1 million for the six months ended December 31, 2025 and 2024, respectively, and is included within selling, general, and administrative expenses in the condensed consolidated statements of operations. Future amortization of intangible assets is expected to be $3.5 million, $5.9 million, $4.1 million, $0.3 million, and $0.2 million in the fiscal years ending June 30, 2026 through June 30, 2030, respectively, and $0.2 million thereafter.

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

During the three and six months ended December 31, 2025 and 2024, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

The following table represents the balance of the Company’s intangible assets as of December 31, 2025 and June 30, 2025:

	December 31, 2025			June 30, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Value
Trade names	$70.6	$(62.2)	$8.4	$70.6	$(60.4)	$10.2
Customer and distributor relationships	37.1	(34.8)	2.3	37.1	(33.7)	3.4
Developed technology	21.7	(18.2)	3.5	21.7	(17.3)	4.4
Other	1.4	(1.2)	0.2	1.4	(1.2)	0.2
Total	$130.8	$(116.4)	$14.4	$130.8	$(112.6)	$18.2

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

During the three and six months ended December 31, 2025 and 2024, there were no events or changes in circumstances that may indicate that the carrying amount of the long-lived assets may not be recoverable.

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

The carrying values reflected in the condensed consolidated balance sheets for cash and cash equivalents, receivables, and short-term obligations approximate their fair values, as they are largely short-term in nature. As of December 31, 2025, the estimated fair value of the long-term debt was $596.8 million. The Company estimated the fair value based on the quoted market prices in an inactive market (Level 2). The long-term debt, comprised of the Company’s convertible senior notes due 2027, is recorded at face value less the unamortized debt issuance costs on its condensed consolidated balance sheet, and is discussed in more detail in Note 6, “Debt.” As of December 31, 2025, the estimated fair value of the Company’s held-to-maturity marketable securities was $179.1 million. The Company estimated the fair value based on the quoted market prices in an inactive market (Level 2). As of December 31, 2025, the fair value of the Company’s publicly-held equity securities was $55.2 million. The fair value was determined using quoted prices in an active market (Level 1). The held-to-maturity marketable securities and publicly-held equity securities are discussed in more detail in Note 3, “Summary of Significant Accounting Policies - Investments in Marketable Securities.”

There was no activity related to the Company’s fair value measurements categorized as Level 3 in the valuation hierarchy, valued on a recurring basis, for the three and six months ended December 31, 2025 and 2024.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$99,477	$96,393	$168,277	$137,275
Weighted average common shares — basic	43,074,993	43,017,190	43,223,473	42,942,750
Basic net income per share	$2.31	$2.24	$3.89	$3.20

Diluted net income per share computation:

Net income attributable to common stockholders	$99,477	$96,393	$168,277	$137,275
Share computation:
Weighted average common shares — basic	43,074,993	43,017,190	43,223,473	42,942,750
Effect of dilutive restricted stock and convertible debt	3,788,398	4,445,498	5,041,784	3,962,605
Weighted average common shares — diluted	46,863,391	47,462,688	48,265,257	46,905,355
Diluted net income per share	$2.12	$2.03	$3.49	$2.93

For the three months ended December 31, 2025 and 2024, shares issuable in connection with restricted stock and convertible debt of 3,168,823 and 2,784,556 shares, respectively, were excluded from the diluted income per common share calculation because the effect would have been anti-dilutive. For the six months ended December 31, 2025 and 2024, 2,419,731 and 3,069,566 shares, respectively, were excluded. In connection with the issuance of the 1.125% Convertible Senior Notes due 2027 (“Notes”), the Company entered into capped call transactions (the “Capped Call Transactions”) as described further in Note 6, “Debt.” The Capped Call Transactions are intended to reduce the potential dilution to the Company’s common stock upon conversion of the Notes and/or to offset any cash payments the Company may be required to make in excess of the principal amount of the Notes.

Reclassification

Certain previous year amounts have been reclassified to conform with current year presentation, as related to the balance sheet.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended December 31, 2025 and 2024, the Company’s effective income tax rate was 25.5% and 25.7%, respectively, and for the six months ended December 31, 2025 and 2024, the rate was 22.3% and 24.5%, respectively. The decrease in the effective income tax rate for the six months ended December 31, 2025, as compared to the effective tax rate for the six months ended December 31, 2024, was primarily due to stock-based compensation. As of December 31, 2025, and June 30, 2025, the balance of income taxes payable was zero and $52.6 million, respectively. Income taxes payable is recorded within accrued liabilities on the condensed consolidated balance sheets.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.   Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of December 31, 2025 and June 30, 2025, the finance lease liability was $124.4 million and $86.9 million, respectively, with lease interest rates ranging from 4.25% to 6.72%. As of December 31, 2025 and June 30, 2025, the balance of the associated right-of-use assets was $103.5 million and $69.5 million, respectively. The right-of-use asset is recorded within property and equipment, net on the condensed consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations.

The Company entered into agreements with BALC and CSI Leasing in April 2020 and August 2022, respectively, to provide financing for its computers and peripherals. Individual leases with BALC include 36-month payment terms, fixed rates ranging from 4.75% to 6.72%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. Individual leases under the agreement with CSI Leasing include 36-month payment terms, but do not include a stated interest rate. The Company uses its incremental borrowing rate as the implied interest rate and the total lease payments to calculate its lease liability.

The following is a summary, as of December 31, 2025 and June 30, 2025, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	December 31, 2025	June 30, 2025

	(in thousands)
2026	$32,532	$45,781
2027	56,457	33,864
2028	34,210	12,095
2029	8,174	297
2030	—	—
Total minimum payments	131,373	92,037
Less: imputed interest	(6,928)	(5,154)
Finance lease liability	124,445	86,883
Less: current portion of finance lease liability	(58,459)	(42,316)
Long-term finance lease liability	$65,986	$44,567

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of December 31, 2025 and June 30, 2025, the operating lease liability was $14.6 million and $46.6 million, respectively. As of December 31, 2025 and June 30, 2025, the balance of the associated right-of-use assets was $7.8 million and $16.0 million, respectively. The right-of-use asset is recorded within deposits and other assets on the condensed consolidated balance sheets. Lease expense associated with the Company’s operating leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual operating leases range in terms of 1 to 8 years and expire on various dates through fiscal year 2034 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

The following is a summary as of December 31, 2025 and June 30, 2025, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	December 31, 2025	June 30, 2025

	(in thousands)
2026	$4,447	$12,957
2027	2,988	8,942
2028	1,925	7,957
2029	1,544	7,776
2030	1,446	7,878
Thereafter	3,713	4,748
Total minimum payments	16,063	50,258
Less: imputed interest	(1,424)	(3,703)
Operating lease liability	14,639	46,555
Less: current portion of operating lease liability	(4,073)	(11,391)
Long-term operating lease liability	$10,566	$35,164

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company was subleasing one of its facilities through December 2025. Sublease income is recorded as an offset to the related lease expense within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations.

During the three months ended December 31, 2025, the Company signed an agreement with the landlord of its San Francisco lease to terminate the lease prior its expiration date and recorded a lease termination gain of $14.3 million as a result of eliminating its remaining lease liability and right-of-use asset. The lease termination gain is recorded within instructional costs and services within the condensed consolidated statements of operations.

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating and finance leases for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025		2024

	(in thousands)
Lease cost

Finance lease cost:
Instructional costs and services:
Amortization of right-of-use assets	$13,524	$9,357	$23,876		$16,396
Selling, general, and administrative expenses:
Amortization of right-of-use assets	233	48	391		81
Interest on lease liabilities	1,361	1,103	2,884		1,880
Operating lease cost:
Instructional costs and services:
Operating lease cost	1,002	2,304	3,327		4,644
Short-term lease cost	15	13	69		26
Sublease income	(61)	(66)	(126)		(131)
Selling, general, and administrative expenses:
Operating lease cost	375	987	880		2,113
Short-term lease cost	24	23	47		46
Sublease income	—	(27)	—		(149)
Total lease cost	$16,473	$13,742	$31,348		$24,906

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(12,587)	$(3,178)	$(13,466)		$(6,437)
Financing cash flows from finance leases	(13,978)	(7,967)	(25,939)		(16,714)
Right-of-use assets obtained in exchange for new finance lease liabilities	12,923	11,100	60,232		51,939
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	693		282
Weighted-average remaining lease term - finance leases			2.20	yrs.	2.19	yrs.
Weighted-average remaining lease term - operating leases			4.75	yrs.	5.36	yrs.
Weighted-average discount rate - finance leases			4.82%		5.53%
Weighted-average discount rate - operating leases			3.75%		2.93%

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.   Debt

The following is a summary, as of December 31, 2025 and June 30, 2025, respectively, of the components of the Company’s outstanding long-term debt:

	December 31, 2025	June 30, 2025

	(in thousands)
Convertible Senior Notes due 2027	$420,000	$420,000
Less: unamortized debt issuance costs	(2,818)	(3,678)
Total debt	417,182	416,322
Less: current portion of debt	—	—
Long-term debt	$417,182	$416,322

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

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. The Company recorded coupon interest expense of $1.2 million during each of the three months ended December 31, 2025 and 2024, and $2.4 million during each of the six months ended December 31, 2025 and 2024.

The Company incurred debt issuance costs of $11.4 million which are amortized over the contractual term of the Notes. The Company recorded interest expense of $0.4 million related to the amortization of the debt issuance costs during each of the three months ended December 31, 2025 and 2024, and $0.9 million and $0.8 million, respectively, during the six months ended December 31, 2025 and 2024.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.   Equity Incentive Plan

On December 4, 2025, the Company’s stockholders approved a second amendment and restatement of the 2016 Equity Incentive Award Plan (the “amended and restated 2016 Plan”). The amended and restated 2016 Plan reflects an additional increase in the number of shares of common stock available for issuance by 740,000 shares and an extension of the term of the amended and restated 2016 Plan to October 17, 2035.

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

At December 31, 2025, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the amended and restated 2016 Plan was 2,323,626. At December 31, 2025, there were 1,278,087 shares of the Company’s common stock that remain outstanding or nonvested under the amended and restated 2016 Plan and Prior Plan.

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

Restricted stock award activity during the six months ended December 31, 2025 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2025	576,854	$62.72
Granted	201,248	139.32
Vested	(179,293)	50.54
Canceled	(41,745)	74.18
Nonvested, December 31, 2025	557,064	$93.45

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Summary of All Restricted Stock Awards

As of December 31, 2025, there was $41.0 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.7 years. The fair value of restricted stock awards granted for the six months ended December 31, 2025 and 2024 was $28.0 million and $24.6 million, respectively. The total fair value of shares vested for the six months ended December 31, 2025 and 2024 was $26.7 million and $16.1 million, respectively. During the three months ended December 31, 2025 and 2024, the Company recognized $5.4 million and $4.7 million, respectively, of stock-based compensation expense related to restricted stock awards. During the six months ended December 31, 2025 and 2024, the expense was $10.6 million and $9.6 million, respectively.

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

Performance share unit activity (excluding liability-classified awards) during the six months ended December 31, 2025 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2025	701,907	$51.27
Granted	354,664	83.87
Vested	(413,681)	34.90
Canceled	(2,970)	82.07
Nonvested, December 31, 2025	639,920	$79.78

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company has granted PSUs under a Long-Term Incentive Plan (“LTIP”) which are tied to operating income targets (“Tranche #1”) and compounded annual stock price growth (“Tranche #2”) over a three-year performance period. The level of performance will determine the number of PSUs earned as measured against threshold (50%), target (100%) and outperform (200%) achievement levels. The Company begins to amortize the fair value of Tranche #1 over the vesting period when it assesses that achievement is probable at the threshold level. The fair value of Tranche #2 is determined using a Monte Carlo simulation model and is amortized over the vesting period. Tranche #2 is a market-based award and therefore is not subject to any probability assessment by the Company. The following table is a summary of the PSUs outstanding:

Fiscal Year	Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value	Tranche #1	Tranche #2	Vest Date	Tranche #1 Probability Assessment
Fiscal Year 2026	$22.2 million	146,911	$151.16	81,093 shares based on FY28 Operating Income	65,818 shares based on Stock Price Growth in September 2029	First Quarter of Fiscal Year 2029	Not Yet Determinable
Fiscal Year 2025	$17.0 million	210,620	$80.89	158,470 shares based on FY27 Operating Income	52,150 shares based on Stock Price Growth in September 2028	First Quarter of Fiscal Year 2028	Outperform
Fiscal Year 2024	$14.4 million	354,090	$40.84	265,630 shares based on FY26 Operating Income	88,460 shares based on Stock Price Growth in September 2027	First Quarter of Fiscal Year 2027	Outperform
Fiscal Year 2023	$10.0 million	289,640	$34.41	144,820 shares based on FY25 Operating Income	144,820 shares based on Stock Price Growth in September 2026	First Quarter of Fiscal Year 2026	Achieved

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

Summary of All Performance Share Units

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2025, there was $28.1 million of total unrecognized compensation expense related to nonvested PSUs that are expected to vest based on the Company’s probability assumptions discussed above. The cost is expected to be recognized over a weighted average period of 1.4 years. During the three months ended December 31, 2025 and 2024, the Company recognized $4.8 million and $3.2 million, respectively, of stock-based compensation expense related to PSUs. During the six months ended December 31, 2025 and 2024, the expense was $9.9 million and $6.7 million, respectively.

Deferred Stock Units (“DSUs”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. DSUs are specific only to board members.

Deferred stock unit activity during the six months ended December 31, 2025 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2025	68,779	$42.58
Granted	12,324	61.22
Vested	—	—
Canceled	—	—
Nonvested, December 31, 2025	81,103	$45.41

Summary of All Deferred Stock Units

As of December 31, 2025, there was $0.7 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.9 years. During the three months ended December 31, 2025 and 2024, the Company recognized $0.2 million of stock-based compensation expense related to DSUs. During the six months ended December 31, 2025 and 2024, the expense was $0.4 million and $0.4 million, respectively.

8.   Stock Repurchase Program

On November 3, 2025, the Company’s board of directors authorized a stock repurchase program for the purchase of up to $500 million of the Company’s common stock until October 31, 2026. Share repurchases may be made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. The Company repurchased 1,272,790 shares of its common stock in open market transactions during the six months ended December 31, 2025 at an average price of $69.65 per share. As of December 31, 2025, $411.4 million remained available for repurchases under the stock repurchase program.

9.   Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School was a related party because a former executive officer of the Company formerly served on its Board of Directors. For the three and six months ended December 31, 2025 and 2024, contributions made by the Company to Future of School were zero. In fiscal year 2019 and 2021, the Company accrued $2.5 million and $3.5 million, respectively, for contributions to be made in subsequent years. In October 2022, a lawsuit was filed regarding future contributions, and in January 2024, a Virginia trial court found that the Company was not obligated to make any additional contributions. The trial court’s decision was affirmed by an intermediate appellate court, and in December 2025, the Supreme Court of Virginia declined Future of School’s petition for appeal, resulting in a confirmation of the trial court’s ruling. As a result, during the three months ended December 31, 2025, the Company reversed the remaining $2.3 million that had been accrued.

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

11.   Supplemental Disclosure of Cash Flow Information

	Six Months Ended December 31,
	2025	2024

	(In thousands)
Cash paid for interest	$5,257	$3,967
Cash paid for taxes	$58,242	$19,005

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$60,232	$51,939

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$300	$249
Stock-based compensation expense capitalized on curriculum development	$71	$79

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary — a general description of our business and key highlights of the three and six months ended December 31, 2025.

●	Critical Accounting Estimates — a discussion of critical accounting estimates requiring judgments and the application of critical accounting policies.

●	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, and quantitative and qualitative disclosures about market risk.

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

The two key financial metrics that we use to assess financial performance are revenues and operating income. During the six months ended December 31, 2025, revenues increased to $1,252.1 million from $1,138.3 million in the prior year, an increase of 10.0%. Over the same period, operating income increased to $215.8 million from $172.4 million in the prior year, an increase of 25.2%. The increase in operating income was driven by revenue growth and an increase in gross margin. Additionally, we use the non-financial metric of total enrollments to assess performance, as enrollment is a key driver of our revenues. Total enrollments for the six months ended December 31, 2025 were 248.3 thousand, an increase of 19.6 thousand, or 8.6%, over the prior year. Our revenues are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results from these audits and other routine changes in funding estimates are incorporated into the Company’s monthly funding estimates for the current and prior periods. Historically, aggregate funding estimates have differed from actual reimbursements, generally in the range of 2% of annual revenue or less, which may vary from quarter to quarter.

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

The following represents our current enrollment for each of the periods indicated:

	Three Months Ended				Six Months Ended
	December 31,		2025 / 2024		December 31,		2025 / 2024
	2025	2024	Change	Change %	2025	2024	Change	Change %

	(In thousands, except percentages)
General Education (1)	137.0	135.8	1.2	0.9%	137.2	134.6	2.6	1.9%
Career Learning (1) (2)	111.5	94.8	16.7	17.6%	111.1	94.1	17.0	18.1%
Total Enrollment	248.5	230.6	17.9	7.8%	248.3	228.7	19.6	8.6%
(1)	Enrollments reported for the first quarter are equal to the official count date number, which was September 30, 2025 for the first quarter of fiscal year 2026 and September 30, 2024 for the first quarter of fiscal year 2025.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

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

The following represents our current revenues for each of the periods indicated:

	Three Months Ended				Six Months Ended
	December 31,		Change 2025 / 2024		December 31,		Change 2025 / 2024
	2025	2024	$	%	2025	2024	$	%

	(In thousands, except percentages)
General Education	$341,397	$354,315	$(12,918)	(3.6%)	$704,513	$683,722	$20,791	3.0%
Career Learning
Middle - High School	275,590	213,079	62,511	29.3%	517,090	411,965	105,125	25.5%
Adult	14,274	19,817	(5,543)	(28.0%)	30,542	42,608	(12,066)	(28.3%)
Total Career Learning	289,864	232,896	56,968	24.5%	547,632	454,573	93,059	20.5%
Total Revenues	$631,261	$587,211	$44,050	7.5%	$1,252,145	$1,138,295	$113,850	10.0%

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

Curriculum and Content – We have one of the largest digital research-based curriculum portfolios for the K-12 online education industry that includes some of the best-in-class content available in the market. Our customers can select from hundreds of high-quality, engaging, online coursework and content, as well as many state customized versions of those courses, electives, and instructional supports. Since our inception, we have built core courses on a foundation of rigorous standards, following the guidance and recommendations of leading educational organizations at the national and state levels. State standards are continually evolving, and we continually invest in our curriculum to meet these changing requirements. We provide high-quality, engaging, online coursework and content in software engineering, healthcare, and medical fields.

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

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024

	(Dollars in thousands)
Revenues	$631,261	100.0%	$587,211	100.0%	$1,252,145	100.0%	$1,138,295	100.0%
Instructional costs and services	371,630	58.9	347,353	59.2	750,391	59.9	682,584	60.0
Gross margin	259,631	41.1	239,858	40.8	501,754	40.1	455,711	40.0
Selling, general, and administrative expenses	112,779	17.9	114,758	19.5	285,919	22.8	283,267	24.9
Income from operations	146,852	23.3	125,100	21.3	215,835	17.2	172,444	15.1
Interest expense, net	(2,814)	(0.4)	(2,670)	(0.5)	(5,888)	(0.5)	(5,023)	(0.4)
Other income (expense), net	(10,764)	(1.7)	7,330	1.2	6,148	0.5	16,108	1.4
Income before income taxes and income (loss) from equity method investments	133,274	21.1	129,760	22.1	216,095	17.3	183,529	16.1
Income tax expense	(33,966)	(5.4)	(33,361)	(5.7)	(48,388)	(3.9)	(44,638)	(3.9)
Income (loss) from equity method investments	169	0.0	(6)	(0.0)	570	0.0	(1,616)	(0.1)
Net income attributable to common stockholders	$99,477	15.8%	$96,393	16.4%	$168,277	13.4%	$137,275	12.1%

Comparison of the Three Months Ended December 31, 2025 and 2024

Revenues. Our revenues for the three months ended December 31, 2025 were $631.3 million, an increase of $44.1 million, or 7.5%, from $587.2 million for the same period in the prior year. General Education revenues decreased $12.9 million, or 3.6%, year over year. The primary drivers for the decrease in revenue were changes in client mix, partially offset by a 0.9% increase in enrollments. Career Learning revenues increased $57.0 million, or 24.5%, primarily due to a 17.6% increase in enrollments and client mix. In addition, revenue recognized in each of the periods includes certain adjustments resulting from the completion of state and district audits and reconciliation processes related to services provided in prior years. These adjustments were not material and were recognized in the period in which the audit or reconciliation was finalized and the outcome became known and reasonably estimable. While these items contributed to reported revenue in each period, they were not a significant driver of the year over year change.

Instructional costs and services expenses. Instructional costs and services expenses for the three months ended December 31, 2025 were $371.6 million, an increase of $24.2 million, or 7.0%, from $347.4 million for the same period in the prior year. This increase in expense was due to hiring of personnel in growth states and salary increases, partially offset by a lease termination gain related to our San Francisco lease. Instructional costs and services expenses were 58.9% of revenues during the three months ended December 31, 2025, a decrease from 59.2% for the three months ended December 31, 2024.

Selling, general, and administrative expenses. Selling, general, and administrative expenses for the three months ended December 31, 2025 were $112.8 million, a decrease of $2.0 million, or 1.7%, from $114.8 million for the same period in the prior year. The decrease was primarily due to a decrease of $4.5 million in personnel and related benefit costs, partially offset by an increase of $2.4 million in bad debt expense. Selling, general, and administrative expenses were 17.9% of revenues during the three months ended December 31, 2025, a decrease from 19.5% for the three months ended December 31, 2024.

Interest expense, net. Net interest expense for the three months ended December 31, 2025 was $2.8 million as compared to $2.7 million for the same period in the prior year. The increase in net interest expense was primarily due to an increase in our finance leases.

Other income (expense), net. Other income (expense), net for the three months ended December 31, 2025 was expense of ($10.8) million as compared to income of $7.3 million for the same period in the prior year. The decrease in other income (expense), net was due to unrealized losses related to our investments in publicly-held equity securities.

Income tax expense. Income tax expense was $34.0 million for the three months ended December 31, 2025, or 25.5% of income before income taxes, as compared to $33.4 million, or 25.7% of income before income taxes for the same period in the prior year.

Comparison of the Six Months Ended December 31, 2025 and 2024

Revenues. Our revenues for the six months ended December 31, 2025 were $1,252.1 million, an increase of $113.8 million, or 10.0%, from $1,138.3 million for the same period in the prior year. General Education revenues increased $20.8 million, or 3.0%, year over year. The primary drivers for the increase in revenue were a 1.9% increase in enrollments, and changes to client mix. Career Learning revenues increased $93.1 million, or 20.5%, primarily due to a 18.1% increase in enrollments and client mix. In addition, revenue recognized in each of the periods includes certain adjustments resulting from the completion of state and district audits and reconciliation processes related to services provided in prior years. These adjustments were not material and were recognized in the period in which the audit or reconciliation was finalized and the outcome became known and reasonably estimable. While these items contributed to reported revenue in each period, they were not a significant driver of the year over year change.

Instructional costs and services expenses. Instructional costs and services expenses for the six months ended December 31, 2025 were $750.4 million, an increase of $67.8 million, or 9.9%, from $682.6 million for the same period in the prior year. This increase in expense was due to hiring of personnel in growth states and salary increases, partially offset by a lease termination gain related to our San Francisco lease. Instructional costs and services expenses were 59.9% of revenues during the six months ended December 31, 2025, a decrease from 60.0% for the six months ended December 31, 2024.

Selling, general, and administrative expenses. Selling, general, and administrative expenses for the six months ended December 31, 2025 were $285.9 million, an increase of $2.6 million, or 0.9%, from $283.3 million for the same period in the prior year. The increase was primarily due to an increase of $5.7 million in professional services, partially offset by a decrease of $1.3 million in personnel and related benefit costs, $1.3 million in bad debt expense, and $1.1 million in operating lease expense. Selling, general, and administrative expenses were 22.8% of revenues during the six months ended December 31, 2025, a decrease from 24.9% for the six months ended December 31, 2024.

Interest expense, net. Net interest expense for the six months ended December 31, 2025 was $5.9 million as compared to $5.0 million for the same period in the prior year. The increase in net interest expense was primarily due to an increase in our finance leases.

Other income (expense), net. Other income (expense), net for the six months ended December 31, 2025 was income of $6.1 million as compared to income of $16.1 million for the same period in the prior year. The decrease in other income (expense), net was due to unrealized losses related to our investments in publicly-held equity securities, partially offset by the returns on our investments in marketable securities year over year.

Income tax expense. Income tax expense was $48.4 million for the six months ended December 31, 2025, or 22.3% of income before income taxes, as compared to $44.6 million, or 24.5% of income before income taxes for the same period in the prior year. The decrease in the effective income tax rate for the six months ended December 31, 2025, as compared to the effective tax rate for the six months ended December 31, 2024, was primarily due to stock-based compensation.

Liquidity and Capital Resources

As of December 31, 2025, we had net working capital, or current assets minus current liabilities, of $1,380.2 million. Our working capital includes cash and cash equivalents of $497.1 million and accounts receivable of $869.0 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at December 31, 2025.

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

We are a lessee under finance leases for computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of December 31, 2025 and June 30, 2025, the finance lease liability was $124.4 million and $86.9 million, respectively, with lease interest rates ranging from 4.25% to 6.72%.

We entered into agreements with BALC and CSI Leasing in April 2020 and August 2022, respectively, to provide financing for our computers and peripherals. Individual leases with BALC include 36-month payment terms, fixed rates ranging from 4.75% to 6.72%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases. Individual leases under the agreement with CSI Leasing include 36-month payment terms, but do not include a stated interest rate. We use our incremental borrowing rate as the implied interest rate and the total lease payments to calculate our lease liability.

On November 3, 2025, our board of directors authorized a stock repurchase program for the purchase of up to $500 million of the Company’s common stock until October 31, 2026. Share repurchases may be made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise.

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

Operating Activities

Net cash used in operating activities for the six months ended December 31, 2025 was $103.9 million compared to net cash provided by operating activities of $81.4 million for the six months ended December 31, 2024. The $185.3 million increase in cash used in operating activities was primarily due to changes in working capital, driven primarily by changes in accounts receivable and accrued liabilities, partially offset by higher net income adjusted for non-cash items.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2025 was $34.7 million compared to $35.7 million for the six months ended December 31, 2024. The $1.0 million decrease in cash used in investing activities was primarily due to higher net maturities of marketable securities of $58.5 million year over year, partially offset by an increase in investments of $49.3 million and an increase in capital expenditures of $8.1 million year over year.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2025 was $146.8 million compared to $28.7 million during the six months ended December 31, 2024. The $118.1 million increase in cash used in financing activities was primarily due to the purchase of treasury stock of $88.7 million, and increases in the repurchase of restricted stock for income tax withholding of $20.2 million and the repayment of finance lease obligations incurred for the acquisition of computers of $9.2 million.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Inflation Risk

Current inflation has resulted in higher personnel costs, marketing expenses and supply chain expenses. There can be no assurance that future inflation will not have an adverse or material impact on our operating results and financial condition.

Interest Rate Risk

At December 31, 2025 and June 30, 2025, we had cash and cash equivalents totaling $497.1 million and $782.5 million, respectively. Our excess cash has been invested in money market funds, government securities, corporate debt securities and similar investments. At December 31, 2025, a 1% gross increase in interest rates for our variable-interest instruments would result in a $5.0 million annualized increase in interest income. Additionally, the fair value of our investment portfolio is subject to changes in market interest rates.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Recent Sales of Unregistered Securities – None.
b)	Use of Proceeds - Not Applicable.
c)	Purchases of Equity Securities.

Shares of our common stock that we repurchased during the three months ended December 31, 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2025 – October 31, 2025	-	$-	-	$-
November 1, 2025 – November 30, 2025	1,272,790	$69.65	1,272,790	$411,354,533
December 1, 2025 – December 31, 2025	-	$-	-	$-
Quarter ended, December 31, 2025	1,272,790		1,272,790

(1)	On November 3, 2025, our board of directors authorized a stock repurchase program for the purchase of up to $500 million of the Company's common stock until October 31, 2026.

No other stock repurchase programs existed during the three months ended December 31, 2025. See Note 8, “Stock Repurchase Program” to the condensed consolidated financial statements for further information on our stock repurchases.

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

10.1*

Amended and Restated Stride, Inc. 2016 Equity Incentive Award Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on October 24, 2025, File No. 001-33883).

10.2*

Stride, Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on October 24, 2025, File No. 001-33883).

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
101

The following financial statements and footnotes from the Stride, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

Date: January 27, 2026