Form 10-Q
period 2026-03-31
Stride, Inc.
filed 2026-04-29
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 24, 2026, the Registrant had 42,524,840 shares of common stock, $0.0001 par value per share outstanding.

Stride, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2026

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2026	2025
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$614,047	$782,497
Accounts receivable, net of allowance of $33,132 and $31,124	854,874	559,646
Inventories, net	21,501	37,570
Prepaid expenses	64,573	35,579
Marketable securities	191,793	202,769
Other current assets	12,002	14,673
Total current assets	1,758,790	1,632,734
Property and equipment, net	103,281	78,582
Capitalized software, net	82,653	75,314
Capitalized curriculum development costs, net	62,444	58,584
Intangible assets, net	12,646	18,227
Goodwill	246,676	246,676
Deferred tax asset	—	26,377
Deposits and other assets	180,446	157,465
Total assets	$2,446,936	$2,293,959
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$45,090	$43,962
Accrued liabilities	96,775	103,276
Accrued compensation and benefits	60,449	74,939
Deferred revenue	19,118	26,995
Current portion of finance lease liability	58,499	42,316
Current portion of operating lease liability	3,239	11,391
Total current liabilities	283,170	302,879
Long-term finance lease liability	59,297	44,567
Long-term operating lease liability	8,807	35,164
Long-term debt	417,579	416,322
Deferred tax liability	17,503	—
Other long-term liabilities	18,655	15,408
Total liabilities	805,011	814,340
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 49,133,813 and 48,852,419 shares issued; and 42,526,280 and 43,517,676 shares outstanding, respectively	4	4
Additional paid-in capital	729,851	735,711
Accumulated other comprehensive loss	(59)	(67)
Retained earnings	1,103,257	846,453
Treasury stock of 6,607,533 and 5,334,743 shares at cost, respectively	(191,128)	(102,482)
Total stockholders’ equity	1,641,925	1,479,619
Total liabilities and stockholders' equity	$2,446,936	$2,293,959

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

	(In thousands except share and per share data)
Revenues	$629,873	$613,376	$1,882,017	$1,751,670
Instructional costs and services	398,308	364,086	1,148,699	1,046,670
Gross margin	231,565	249,290	733,318	705,000
Selling, general, and administrative expenses	102,485	118,504	388,403	401,771
Income from operations	129,080	130,786	344,915	303,229
Interest expense, net	(3,001)	(2,787)	(8,889)	(7,810)
Other income (expense), net	(5,338)	7,360	811	23,469
Income before income taxes and loss from equity method investments	120,741	135,359	336,837	318,888
Income tax expense	(31,545)	(35,450)	(79,934)	(80,088)
Loss from equity method investments	(669)	(563)	(99)	(2,179)
Net income attributable to common stockholders	$88,527	$99,346	$256,804	$236,621
Net income attributable to common stockholders per share:
Basic	$2.09	$2.31	$5.98	$5.50
Diluted	$1.93	$2.02	$5.39	$4.95
Weighted average shares used in computing per share amounts:
Basic	42,330,276	43,092,682	42,925,740	42,992,727
Diluted	45,835,843	49,181,728	47,607,602	47,798,923

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

	(In thousands)
Net income	$88,527	$99,346	$256,804	$236,621
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4	(7)	8	(8)
Comprehensive income attributable to common stockholders	$88,531	$99,339	$256,812	$236,613

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, June 30, 2025	48,852,419	$4	$735,711	$(67)	$846,453	(5,334,743)	$(102,482)	$1,479,619
Net income	—	—	—	—	68,800	—	—	68,800
Foreign currency translation adjustment	—	—	—	3	—	—	—	3
Stock-based compensation expense	—	—	10,393	—	—	—	—	10,393
Vesting of performance share units, net of tax withholding	241,863	—	—	—	—	—	—	—
Issuance of restricted stock awards	176,212	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(18,377)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(57,296)	—	(31,407)	—	—	—	—	(31,407)
Balance, September 30, 2025	49,194,821	$4	$714,697	$(64)	$915,253	(5,334,743)	$(102,482)	$1,527,408
Net income	—	—	—	—	99,477	—	—	99,477
Foreign currency translation adjustment	—	—	—	1	—	—	—	1
Stock-based compensation expense	—	—	10,245	—	—	—	—	10,245
Purchase of treasury stock, net of tax	—	—	—	—	—	(1,272,790)	(88,714)	(88,714)
Vesting of performance share units, net of tax withholding	3,549	—	—	—	—	—	—	—
Issuance of restricted stock awards	25,036	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(23,368)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(5,723)	—	(576)	—	—	—	—	(576)
Balance, December 31, 2025	49,194,315	$4	$724,366	$(63)	$1,014,730	(6,607,533)	$(191,196)	$1,547,841
Net income	—	—	—	—	88,527	—	—	88,527
Foreign currency translation adjustment	—	—	—	4	—	—	—	4
Stock-based compensation expense	—	—	9,465	—	—	—	—	9,465
Reversal of tax related to treasury stock purchase	—	—	—	—	—	—	68	68
Vesting of performance share units, net of tax withholding	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	3,457	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(17,338)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(46,621)	—	(3,980)	—	—	—	—	(3,980)
Balance, March 31, 2026	49,133,813	$4	$729,851	$(59)	$1,103,257	(6,607,533)	$(191,128)	$1,641,925

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

Balance, June 30, 2024	48,576,164	$4	$720,033	$(42)	$558,512	(5,334,743)	$(102,482)	$1,176,025
Net income	—	—	—	—	40,882	—	—	40,882
Foreign currency translation adjustment	—	—	—	(16)	—	—	—	(16)
Stock-based compensation expense	—	—	8,592	—	—	—	—	8,592
Vesting of performance share units, net of tax withholding	135,921	—	—	—	—	—	—	—
Issuance of restricted stock awards	278,234	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(14,037)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(54,345)	—	(11,137)	—	—	—	—	(11,137)
Balance, September 30, 2024	48,921,937	$4	$717,488	$(58)	$599,394	(5,334,743)	$(102,482)	$1,214,346
Net income	—	—	—	—	96,393	—	—	96,393
Foreign currency translation adjustment	—	—	—	15	—	—	—	15
Stock-based compensation expense	—	—	8,110	—	—	—	—	8,110
Vesting of performance share units, net of tax withholding	3,437	—	—	—	—	—	—	—
Issuance of restricted stock awards	18,998	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(47,472)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(6,557)	—	(759)	—	—	—	—	(759)
Balance, December 31, 2024	48,890,343	$4	$724,839	$(43)	$695,787	(5,334,743)	$(102,482)	$1,318,105
Net income	—	—	—	—	99,346	—	—	99,346
Foreign currency translation adjustment	—	—	—	(7)	—	—	—	(7)
Stock-based compensation expense	—	—	8,637	—	—	—	—	8,637
Issuance of restricted stock awards	16,898	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(19,825)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(62,794)	—	(8,709)	—	—	—	—	(8,709)
Balance, March 31, 2025	48,824,622	$4	$724,767	$(50)	$795,133	(5,334,743)	$(102,482)	$1,417,372

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2026	2025

	(In thousands)
Cash flows from operating activities
Net income	$256,804	$236,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	92,783	84,470
Stock-based compensation expense	30,063	24,922
Deferred income taxes	45,622	5,655
Provision for credit losses	10,689	13,357
Amortization of fees on debt	1,257	1,238
Noncash operating lease expense	4,541	9,230
Other	11,877	1,712
Changes in assets and liabilities:
Accounts receivable	(305,903)	(240,429)
Inventories, prepaid expenses, deposits and other current and long-term assets	11,606	(3,643)
Accounts payable	1,249	(528)
Accrued liabilities	(8,768)	8,463
Accrued compensation and benefits	(14,275)	4,149
Operating lease liability	(15,950)	(9,583)
Deferred revenue and other liabilities	(4,632)	(1,142)
Net cash provided by operating activities	116,963	134,492
Cash flows from investing activities
Purchase of property and equipment	(587)	(1,350)
Capitalized software development costs	(37,471)	(28,605)
Capitalized curriculum development costs	(18,156)	(15,451)
Other acquisitions, loans and investments, net of distributions	(54,342)	(1,681)
Proceeds from the maturity of marketable securities	213,886	221,530
Purchases of marketable securities	(222,643)	(227,786)
Net cash used in investing activities	(119,313)	(53,343)
Cash flows from financing activities
Repayments on finance lease obligations	(41,277)	(29,957)
Purchase of treasury stock	(88,645)	—
Repurchase of restricted stock for income tax withholding	(36,178)	(20,672)
Net cash used in financing activities	(166,100)	(50,629)
Net change in cash, cash equivalents and restricted cash	(168,450)	30,520
Cash, cash equivalents and restricted cash, beginning of period	782,497	500,614
Cash, cash equivalents and restricted cash, end of period	$614,047	$531,134

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of March 31st:
Cash and cash equivalents	$614,047	$528,547
Other current assets (restricted cash)	—	476
Deposits and other assets (restricted cash)	—	2,111
Total cash, cash equivalents and restricted cash	$614,047	$531,134

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

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2026 and 2025, the condensed consolidated statements of cash flows for the nine months ended March 31, 2026 and 2025, and the condensed consolidated statements of stockholders’ equity for the three and nine months ended March 31, 2026 and 2025 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three and nine months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending June 30, 2026, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2025 has been derived from the audited consolidated financial statements at that date.

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

3.   Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025. The Company will review the extent of new disclosures necessary, prior to implementation during fiscal year 2026. Other than additional disclosure, the Company does not expect a change to its condensed consolidated financial statements.

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

To determine the ratable amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three and nine months ended March 31, 2026 and 2025. Historically, aggregate funding estimates have differed from actual reimbursements, generally in the range of 2% of annual revenue or less, which may vary from quarter to quarter.

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

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and revenues recognized are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended March 31, 2026 and 2025, the Company’s revenues included an adjustment for net school operating losses at the schools of $5.8 million and $4.2 million, respectively, and $16.6 million and $12.9 million for the nine months ended March 31, 2026 and 2025, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expense in the condensed consolidated statements of operations. During the three months ended March 31, 2026 and 2025, the Company recognized revenue associated with these schools of $172.0 million and $165.5

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

million, respectively, and for the nine months ended March 31, 2026 and 2025, the Company recognized revenue of $514.9 million and $477.2 million, respectively.

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

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the three months ended March 31, 2026 and 2025, approximately 96% and 95%, respectively, of the Company’s General Education revenues, and 100% and 100%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts. During the nine months ended March 31, 2026 and 2025, approximately 96% and 95%, respectively, of the Company’s General Education revenues, and 100% and 100%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

	(In thousands)
General Education	$357,463	$370,821	$1,061,976	$1,054,542
Career Learning
Middle - High School	259,520	223,868	776,610	635,832
Adult	12,890	18,687	43,431	61,296
Total Career Learning	272,410	242,555	820,041	697,128
Total Revenues	$629,873	$613,376	$1,882,017	$1,751,670

Concentration of Customers

During each of the three and nine months ended March 31, 2026 and 2025, the Company had no contracts that represented greater than 10% of total revenues.

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

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	March 31,	June 30,	June 30,
	2026	2025	2024

	(In thousands)
Accounts receivable	$854,874	$559,646	$472,754
Unbilled receivables (included in accounts receivable)	104,430	19,902	19,499
Deferred revenue	19,118	26,995	35,742
Deferred revenue, long-term (included in other long-term liabilities)	401	327	1,097

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and its contracts. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the term of the contract, as well as changes in the estimates of variable consideration. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended March 31, 2026 and 2025 that was included in the previous January 1st deferred revenue balance was $2.1 million and $11.4 million, respectively. The amount of revenue recognized during the nine months ended March 31, 2026 and 2025 that was included in the previous July 1st deferred revenue balance was $24.0 million and $29.4 million, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded revenues of $4.8 million and $12.8 million, respectively, and $11.4 million and $22.4 million, respectively, during the nine months ended March 31, 2026 and 2025, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of March 31, 2026 was $0.4 million.

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

Investments in Marketable Securities

The Company’s marketable securities generally consist of bonds and other securities which are classified as held-to-maturity. The securities with maturities between three months and one year are classified as short-term and are included in marketable securities on the condensed consolidated balance sheets. The securities with maturities greater than one year are classified as long-term and are included in deposits and other assets on the condensed consolidated balance sheets. Held-to-maturity securities are recorded at their amortized cost. The Company recorded interest income of $6.4 million and $7.7 million for the three months ended March 31, 2026 and 2025, respectively, and $22.7 million and $23.3 million for the nine months ended March 31, 2026 and 2025, respectively. This activity is recorded within other income (expense) within the condensed consolidated statements of operations.

The Company reviews the held-to-maturity debt securities for declines in fair value below the amortized cost basis under the credit loss model of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Any decline in fair value related to a credit loss is recognized in the condensed consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of March 31, 2026 and June 30, 2025, the allowance for credit losses recognized related to held-to-maturity debt securities was zero.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of March 31, 2026, the Company’s marketable securities consisted of investments in corporate bonds, U.S. treasury notes and commercial paper. The short-term and long-term portions were $191.8 million and $50.2 million, respectively. The maturities of the Company’s long-term marketable debt securities range from one to two years. The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$74,894	$-	$74,894	$(139)	$74,755
U.S. Treasury Notes	96,034	-	96,034	(97)	95,937
Commercial Paper	71,058	-	71,058	(2)	71,056
Total	$241,986	$-	$241,986	$(238)	$241,748

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

As of  March 31, 2026 and June 30, 2025, the Company’s investments in publicly-held equity securities were $43.7 million and $19.9 million, respectively. The Company recorded a net unrealized loss of $11.5 million and $22.7 million for the three and nine months ended March 31, 2026, respectively, related to changes in the fair value of the underlying securities of its minority equity investments. The Company recorded unrealized gains (losses) of zero for the three and nine months ended March 31, 2025.

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

The Company’s allowance for credit losses increased from $31.1 million as of June 30, 2025 to $33.1 million as of March 31, 2026. The increase of $2.0 million is due primarily to a $10.7 million current year provision, less $8.7 million in amounts written off.

The Company writes-off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of March 31, 2026 and June 30, 2025, $12.6 million and $13.6 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the condensed consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $8.7 million and $6.8 million at March 31, 2026 and June 30, 2025, respectively.

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

As of March 31, 2026 and June 30, 2025, the Company recorded $27.2 million and $17.5 million, respectively, of costs related to SaaS implementation within prepaid expenses in the condensed consolidated balance sheets. As of March 31, 2026 and June 30, 2025, the Company recorded $21.8 million and $43.3 million, respectively, of costs related to SaaS implementation within deposits and other assets in the condensed consolidated balance sheets.

During the three months ended March 31, 2026 and 2025, the Company amortized $4.1 million and $0.9 million, respectively, and $10.9 million and $2.5 million, respectively, during the nine months ended March 31, 2026 and 2025, of SaaS implementation costs to instructional costs and services. SaaS implementation costs amortized to selling, general and administrative expenses were $4.5 million and $3.8 million during the three months ended March 31, 2026 and 2025, respectively, and $14.1 million and $12.0 million, respectively, during the nine months ended March 31, 2026 and 2025. There were no material impairments of SaaS implementation costs during the three and nine months ended March 31, 2026 and 2025, respectively.

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

The Company makes an estimate of unreturned student computers and printers based on an analysis of recent trends of returns. The Company recorded accelerated depreciation of $1.8 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively, and $4.2 million and $3.4 million for the nine months ended March 31, 2026 and 2025, respectively, related to unreturned student computers and printers.

Depreciation expense, including accelerated depreciation, related to property and equipment reflected in instructional costs and services for the three months ended March 31, 2026 and 2025 was $14.9 million and $11.0 million, respectively, and $40.2 million and $28.3 million, respectively, during the nine months ended March 31, 2026 and 2025. Depreciation expense related to property and equipment reflected in selling, general, and administrative expenses for the three months ended March 31, 2026 and 2025 was $0.8 million and $0.7 million, respectively, and $2.2 million and $2.1 million, respectively, during the nine months ended March 31, 2026 and 2025.

The Company fully expenses computer peripheral equipment (e.g., keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $0.4 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively, and $3.7 million and $3.5 million for the nine months ended March 31, 2026 and 2025, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software additions totaled $37.5 million and $28.6 million for the nine months ended March 31, 2026 and 2025, respectively. The Company recorded amortization expense related to capitalized software of $7.3 million and $8.2 million during the three months ended March 31, 2026 and 2025, respectively, and $21.7 million and $27.1 million during the nine months ended March 31, 2026 and 2025, respectively, within instructional costs and services. Amortization expense related to capitalized software reflected in selling, general, and administrative expenses during the three months ended March 31, 2026 and 2025 was $3.2 million and $2.5 million, respectively, and $9.1 million and $6.5 million, respectively, during the nine months ended March 31, 2026 and 2025.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Total capitalized curriculum development additions were $18.2 million and $15.5 million for the nine months ended March 31, 2026 and 2025, respectively. These amounts are recorded on the condensed consolidated balance sheets net of amortization charges. Amortization expense for the three months ended March 31, 2026 and 2025 was $4.7 million and $4.2 million, respectively, and $14.0 million and $13.0 million for the nine months ended March 31, 2026 and 2025, respectively, and is recorded in instructional costs and services.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended March 31, 2026 and 2025 was $1.8 million and $2.4 million, respectively, and $5.6 million and $7.5 million for the nine months ended March 31, 2026 and 2025, respectively, and is included within selling, general, and administrative expenses in the condensed consolidated statements of operations. Future amortization of intangible assets is expected to be $1.8 million, $5.9 million, $4.1 million, $0.3 million, and $0.2 million in the fiscal years ending June 30, 2026 through June 30, 2030, respectively, and $0.2 million thereafter.

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

During the three and nine months ended March 31, 2026 and 2025, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

The following table represents the balance of the Company’s intangible assets as of March 31, 2026 and June 30, 2025:

	March 31, 2026			June 30, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Value
Trade names	$70.6	$(63.0)	$7.6	$70.6	$(60.4)	$10.2
Customer and distributor relationships	37.1	(35.3)	1.8	37.1	(33.7)	3.4
Developed technology	21.7	(18.7)	3.0	21.7	(17.3)	4.4
Other	1.4	(1.2)	0.2	1.4	(1.2)	0.2
Total	$130.8	$(118.2)	$12.6	$130.8	$(112.6)	$18.2

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

During the three and nine months ended March 31, 2026 and 2025, there were no events or changes in circumstances that may indicate that the carrying amount of the long-lived assets may not be recoverable.

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

The carrying values reflected in the condensed consolidated balance sheets for cash and cash equivalents, receivables, and short-term obligations approximate their fair values, as they are largely short-term in nature. As of March 31, 2026, the estimated fair value of the long-term debt was $698.4 million. The Company estimated the fair value based on the quoted market prices in an inactive market (Level 2). The long-term debt, comprised of the Company’s convertible senior notes due 2027, is recorded at face value less the unamortized debt issuance costs on its condensed consolidated balance sheet, and is discussed in more detail in Note 6, “Debt.” As of March 31, 2026, the estimated fair value of the Company’s held-to-maturity marketable securities was $241.7 million. The Company estimated the fair value based on the quoted market prices in an inactive market (Level 2). As of March 31, 2026, the fair value of the Company’s publicly-held equity securities was $43.7 million. The fair value was determined using quoted prices in an active market (Level 1). The held-to-maturity marketable securities and publicly-held equity securities are discussed in more detail in Note 3, “Summary of Significant Accounting Policies - Investments in Marketable Securities.”

There was no activity related to the Company’s fair value measurements categorized as Level 3 in the valuation hierarchy, valued on a recurring basis, for the three and nine months ended March 31, 2026 and 2025.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$88,527	$99,346	$256,804	$236,621
Weighted average common shares — basic	42,330,276	43,092,682	42,925,740	42,992,727
Basic net income per share	$2.09	$2.31	$5.98	$5.50

Diluted net income per share computation:

Net income attributable to common stockholders	$88,527	$99,346	$256,804	$236,621
Share computation:
Weighted average common shares — basic	42,330,276	43,092,682	42,925,740	42,992,727
Effect of dilutive restricted stock and convertible debt	3,505,567	6,089,046	4,681,862	4,806,196
Weighted average common shares — diluted	45,835,843	49,181,728	47,607,602	47,798,923
Diluted net income per share	$1.93	$2.02	$5.39	$4.95

For the three months ended March 31, 2026 and 2025, shares issuable in connection with restricted stock, convertible debt, and the employee stock purchase plan of 3,012,355 and 2,095,666 shares, respectively, were excluded from the diluted income per common share calculation because the effect would have been anti-dilutive. For the nine months ended March 31, 2026 and 2025, 2,702,174 and 2,672,952 shares, respectively, were excluded. In connection with the issuance of the 1.125% Convertible Senior Notes due 2027 (“Notes”), the Company entered into capped call transactions (the “Capped Call Transactions”) as described further in Note 6, “Debt.” The Capped Call Transactions are intended to reduce the potential dilution to the Company’s common stock upon conversion of the Notes and/or to offset any cash payments the Company may be required to make in excess of the principal amount of the Notes.

Reclassification

Certain previous year amounts have been reclassified to conform with current year presentation, as related to the balance sheet.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended March 31, 2026 and 2025, the Company’s effective income tax rate was 26.3% and 26.3%, respectively, and for the nine months ended March 31, 2026 and 2025, the rate was 23.7% and 25.3%, respectively. The decrease in the effective income tax rate for the nine months ended March 31, 2026, as compared to the effective tax rate for the nine months ended March 31, 2025, was primarily due to stock-based compensation. As of March 31, 2026, and June 30, 2025, the balance of income taxes payable was $28.1 million and $52.6 million, respectively. Income taxes payable is recorded within accrued liabilities on the condensed consolidated balance sheets.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.   Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of March 31, 2026 and June 30, 2025, the finance lease liability was $117.8 million and $86.9 million, respectively, with lease interest rates ranging from 4.18% to 6.72%. As of March 31, 2026 and June 30, 2025, the balance of the associated right-of-use assets was $96.2 million and $69.5 million, respectively. The right-of-use asset is recorded within property and equipment, net on the condensed consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations.

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

The following is a summary, as of March 31, 2026 and June 30, 2025, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	March 31, 2026	June 30, 2025

	(in thousands)
2026	$16,483	$45,781
2027	59,556	33,864
2028	37,310	12,095
2029	10,551	297
2030	—	—
Total minimum payments	123,900	92,037
Less: imputed interest	(6,104)	(5,154)
Finance lease liability	117,796	86,883
Less: current portion of finance lease liability	(58,499)	(42,316)
Long-term finance lease liability	$59,297	$44,567

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of March 31, 2026 and June 30, 2025, the operating lease liability was $12.0 million and $46.6 million, respectively. As of March 31, 2026 and June 30, 2025, the balance of the associated right-of-use assets was $7.8 million and $16.0 million, respectively. The right-of-use asset is recorded within deposits and other assets on the condensed consolidated balance sheets. Lease expense associated with the Company’s operating leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual operating leases range in terms of 1 to 8 years and expire on various dates through fiscal year 2034 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

The following is a summary as of March 31, 2026 and June 30, 2025, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	March 31, 2026	June 30, 2025

	(in thousands)
2026	$1,111	$12,957
2027	3,128	8,942
2028	2,066	7,957
2029	1,684	7,776
2030	1,590	7,878
Thereafter	3,849	4,748
Total minimum payments	13,428	50,258
Less: imputed interest	(1,382)	(3,703)
Operating lease liability	12,046	46,555
Less: current portion of operating lease liability	(3,239)	(11,391)
Long-term operating lease liability	$8,807	$35,164

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating and finance leases for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026		2025

	(in thousands)
Lease cost

Finance lease cost:
Instructional costs and services:
Amortization of right-of-use assets	$14,482	$10,499	$38,359		$26,895
Selling, general, and administrative expenses:
Amortization of right-of-use assets	277	57	668		138
Interest on lease liabilities	1,448	1,225	4,333		3,105
Operating lease cost:
Instructional costs and services:
Operating lease cost	282	2,269	3,610		6,913
Short-term lease cost	10	12	79		38
Sublease income	—	(66)	(126)		(197)
Selling, general, and administrative expenses:
Operating lease cost	219	984	1,099		3,097
Short-term lease cost	24	23	71		70
Sublease income	—	—	—		(149)
Total lease cost	$16,742	$15,003	$48,093		$39,910

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(2,484)	$(3,146)	$(15,950)		$(9,583)
Financing cash flows from finance leases	(15,338)	(13,243)	(41,277)		(29,957)
Right-of-use assets obtained in exchange for new finance lease liabilities	8,282	15,628	68,514		67,567
Right-of-use assets obtained in exchange for new operating lease liabilities	631	457	1,325		739
Weighted-average remaining lease term - finance leases			2.09	yrs.	2.21	yrs.
Weighted-average remaining lease term - operating leases			5.55	yrs.	5.24	yrs.
Weighted-average discount rate - finance leases			4.75%		5.51%
Weighted-average discount rate - operating leases			4.02%		2.94%

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.   Debt

The following is a summary, as of March 31, 2026 and June 30, 2025, respectively, of the components of the Company’s outstanding long-term debt:

	March 31, 2026	June 30, 2025

	(in thousands)
Convertible Senior Notes due 2027	$420,000	$420,000
Less: unamortized debt issuance costs	(2,421)	(3,678)
Total debt	417,579	416,322
Less: current portion of debt	—	—
Long-term debt	$417,579	$416,322

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

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. The Company recorded coupon interest expense of $1.2 million during each of the three months ended March 31, 2026 and 2025, and $3.5 million during each of the nine months ended March 31, 2026 and 2025.

The Company incurred debt issuance costs of $11.4 million which are amortized over the contractual term of the Notes. The Company recorded interest expense of $0.4 million related to the amortization of the debt issuance costs during each of the three months ended March 31, 2026 and 2025, and $1.3 million and $1.2 million, respectively, during the nine months ended March 31, 2026 and 2025.

Before June 1, 2027, noteholders will have the right to convert their Notes only upon the occurrence of certain events. After June 1, 2027, noteholders may convert their Notes at any time at their election until two days prior to the maturity date. The Company will settle conversions by paying cash up to the outstanding principal amount, and at the Company’s election, will settle the conversion spread by paying or delivering cash or shares of its common stock, or a combination of cash and shares of its common stock. The initial conversion rate is 18.9109 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $52.88 per share of common stock (lower strike price). The Notes are redeemable at the Company’s option at any time after September 6, 2024 at a cash redemption price equal to the principal amount of the Notes, plus accrued and unpaid interest, subject to certain stock price hurdles as discussed in the Indenture.

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

At March 31, 2026, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the amended and restated 2016 Plan was 2,398,332. At March 31, 2026, there were 1,121,928 shares of the Company’s common stock that remain outstanding or nonvested under the amended and restated 2016 Plan and Prior Plan.

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

Restricted stock award activity during the nine months ended March 31, 2026 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2025	576,854	$62.72
Granted	204,705	138.19
Vested	(307,367)	58.97
Canceled	(59,083)	80.76
Nonvested, March 31, 2026	415,109	$100.14

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Summary of All Restricted Stock Awards

As of March 31, 2026, there was $34.1 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.6 years. The fair value of restricted stock awards granted for the nine months ended March 31, 2026 and 2025 was $28.3 million and $26.8 million, respectively. The total fair value of shares vested for the nine months ended March 31, 2026 and 2025 was $37.6 million and $40.0 million, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized $5.4 million and $5.8 million, respectively, of stock-based compensation expense related to restricted stock awards. During the nine months ended March 31, 2026 and 2025, the expense was $16.0 million and $15.4 million, respectively.

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

Performance share unit activity (excluding liability-classified awards) during the nine months ended March 31, 2026 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2025	701,907	$51.27
Granted	354,664	83.87
Vested	(413,681)	34.90
Canceled	(17,174)	78.03
Nonvested, March 31, 2026	625,716	$79.84

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

Summary of All Performance Share Units

As of March 31, 2026, there was $22.9 million of total unrecognized compensation expense related to nonvested PSUs that are expected to vest based on the Company’s probability assumptions discussed above. The cost is expected to be recognized over a weighted average period of 1.2 years. During the three months ended March 31, 2026 and 2025, the Company recognized $4.0 million and $2.8 million, respectively, of stock-based compensation expense related to PSUs. During the nine months ended March 31, 2026 and 2025, the expense was $13.9 million and $9.5 million, respectively.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Stock Units (“DSUs”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. DSUs are specific only to board members.

Deferred stock unit activity during the nine months ended March 31, 2026 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2025	68,779	$42.58
Granted	12,324	61.22
Vested	—	—
Canceled	—	—
Nonvested, March 31, 2026	81,103	$45.41

Summary of All Deferred Stock Units

As of March 31, 2026, there was $0.5 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.7 years. During the three months ended March 31, 2026 and 2025, the Company recognized $0.2 million of stock-based compensation expense related to DSUs. During the nine months ended March 31, 2026 and 2025, the expense was $0.5 million and $0.6 million, respectively.

8. Employee Stock Purchase Plan

On December 4, 2025, the Company’s stockholders approved the 2025 Employee Stock Purchase Plan (the “2025 ESPP”), which became effective February 1, 2026 with the beginning of the first purchase period (the “enrollment date”). The 2025 ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions during 12-month offering periods with semi-annual purchase dates. The purchase price is 85% of the lower of the fair market value of the Company’s common stock on the enrollment date or the applicable purchase date. Employees may contribute up to 10% of eligible compensation, subject to plan limits. A total of 4,000,000 shares of common stock were authorized for issuance under the 2025 ESPP. No shares were purchased during the period, as the initial purchase date had not occurred as of March 31, 2026. The impact of the ESPP purchase rights on stock-based compensation expense for the three and nine months ended March 31, 2026 was immaterial.

9.   Stock Repurchase Program

On November 3, 2025, the Company’s board of directors authorized a stock repurchase program for the purchase of up to $500 million of the Company’s common stock until October 31, 2026. Share repurchases may be made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. During the three months ended March 31, 2026, there were no shares repurchased. As of March 31, 2026, $411.4 million remained available for repurchases under the stock repurchase program.

10.   Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School was a related party because a former executive officer of the Company formerly served on its Board of Directors. For the three and nine months ended March 31, 2026 and 2025, contributions made by the Company to Future of School were zero. In fiscal year 2019 and 2021, the Company accrued $2.5 million and $3.5 million, respectively, for contributions to be made in subsequent years. In October 2022, a lawsuit was filed regarding future contributions, and in January 2024, a Virginia trial court found that the Company was not obligated to make any additional contributions. The trial court’s decision was affirmed by an intermediate appellate court, and in December 2025, the Supreme Court of Virginia declined Future of

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

School’s petition for appeal, resulting in a confirmation of the trial court’s ruling. As a result, during the three months ended December 31, 2025, the Company reversed the remaining $2.3 million that had been accrued.

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

Securities Litigation

On November 11, 2025, a putative securities class action lawsuit captioned Vivienne MacMahon v. Stride, Inc., et al., Case No. 1:25-cv-02019 was filed against the Company and two of its officers in the United States District Court for the Eastern District of Virginia, purportedly on behalf of a class of persons who purchased or otherwise acquired the Company’s common stock between October 22, 2024 and October 28, 2025. The Court appointed lead plaintiffs filed an amended complaint on March 16, 2026. The amended complaint asserts violations by the Company and the individual defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act. The amended complaint alleges, among other things, that the Company and the individual defendants made false or misleading statements and/or omitted to disclose material facts concerning the Company’s legacy technology platform and the rollout of a new platform for Fiscal Year 2026. The amended complaint seeks unspecified monetary damages and other relief. The Company moved to dismiss the amended complaint on April 21, 2026. The Company believes that the claims in this suit are meritless and intends to vigorously defend itself against them.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.   Supplemental Disclosure of Cash Flow Information

	Nine Months Ended March 31,
	2026	2025

	(In thousands)
Cash paid for interest	$9,084	$7,877
Cash paid for taxes	$58,868	$63,727

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$68,514	$67,567

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$457	$400
Stock-based compensation expense capitalized on curriculum development	$105	$128

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary — a general description of our business and key highlights of the three and nine months ended March 31, 2026.

●	Critical Accounting Estimates — a discussion of critical accounting estimates requiring judgments and the application of critical accounting policies.

●	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, and quantitative and qualitative disclosures about market risk.

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

The two key financial metrics that we use to assess financial performance are revenues and operating income. During the nine months ended March 31, 2026, revenues increased to $1,882.0 million from $1,751.7 million in the prior year, an increase of 7.4%. Over the same period, operating income increased to $344.9 million from $303.2 million in the prior year, an increase of 13.8%. The increase in operating income was driven by revenue growth and an increase in gross margin. Additionally, we use the non-financial metric of total enrollments to assess performance, as enrollment is a key driver of our revenues. Total enrollments for the nine months ended March 31, 2026 were 246.7 thousand, an increase of 13.2 thousand, or 5.7%, over the prior year. Our revenues are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results from these audits and other routine changes in funding estimates are incorporated into the Company’s monthly funding estimates for the current and prior periods. Historically, aggregate funding estimates have differed from actual reimbursements, generally in the range of 2% of annual revenue or less, which may vary from quarter to quarter.

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

The following represents our current enrollment for each of the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31,		2026 / 2025		March 31,		2026 / 2025
	2026	2025	Change	Change %	2026	2025	Change	Change %

	(In thousands, except percentages)
General Education (1)	134.4	141.5	(7.1)	(5.0%)	136.0	137.5	(1.5)	(1.1%)
Career Learning (1) (2)	110.1	98.7	11.4	11.6%	110.7	96.0	14.7	15.3%
Total Enrollment	244.5	240.2	4.3	1.8%	246.7	233.5	13.2	5.7%
(1)	Enrollments reported for the first quarter are equal to the official count date number, which was September 30, 2025 for the first quarter of fiscal year 2026 and September 30, 2024 for the first quarter of fiscal year 2025.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

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

The following represents our current revenues for each of the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31,		Change 2026 / 2025		March 31,		Change 2026 / 2025
	2026	2025	$	%	2026	2025	$	%

	(In thousands, except percentages)
General Education	$357,463	$370,821	$(13,358)	(3.6%)	$1,061,976	$1,054,542	$7,434	0.7%
Career Learning
Middle - High School	259,520	223,868	35,652	15.9%	776,610	635,832	140,778	22.1%
Adult	12,890	18,687	(5,797)	(31.0%)	43,431	61,296	(17,865)	(29.1%)
Total Career Learning	272,410	242,555	29,855	12.3%	820,041	697,128	122,913	17.6%
Total Revenues	$629,873	$613,376	$16,497	2.7%	$1,882,017	$1,751,670	$130,347	7.4%

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

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025

	(Dollars in thousands)
Revenues	$629,873	100.0%	$613,376	100.0%	$1,882,017	100.0%	$1,751,670	100.0%
Instructional costs and services	398,308	63.2	364,086	59.4	1,148,699	61.0	1,046,670	59.8
Gross margin	231,565	36.8	249,290	40.6	733,318	39.0	705,000	40.2
Selling, general, and administrative expenses	102,485	16.3	118,504	19.3	388,403	20.6	401,771	22.9
Income from operations	129,080	20.5	130,786	21.3	344,915	18.3	303,229	17.3
Interest expense, net	(3,001)	(0.5)	(2,787)	(0.5)	(8,889)	(0.5)	(7,810)	(0.4)
Other income (expense), net	(5,338)	(0.8)	7,360	1.2	811	0.0	23,469	1.3
Income before income taxes and loss from equity method investments	120,741	19.2	135,359	22.1	336,837	17.9	318,888	18.2
Income tax expense	(31,545)	(5.0)	(35,450)	(5.8)	(79,934)	(4.2)	(80,088)	(4.6)
Loss from equity method investments	(669)	(0.1)	(563)	(0.1)	(99)	(0.0)	(2,179)	(0.1)
Net income attributable to common stockholders	$88,527	14.1%	$99,346	16.2%	$256,804	13.6%	$236,621	13.5%

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenues. Our revenues for the three months ended March 31, 2026 were $629.9 million, an increase of $16.5 million, or 2.7%, from $613.4 million for the same period in the prior year. General Education revenues decreased $13.4 million, or 3.6%, year over year. The primary drivers for the decrease in revenue were changes in client mix, and a 5.0% decrease in enrollments. Career Learning revenues increased $29.9 million, or 12.3%, primarily due to an 11.6% increase in enrollments and client mix. In addition, revenue recognized in each of the periods includes certain adjustments resulting from the completion of state and district audits and reconciliation processes related to services provided in prior years. These adjustments were not material and were recognized in the period in which the audit or reconciliation was finalized and the outcome became known and reasonably estimable. While these items contributed to reported revenue in each period, they were not a significant driver of the year over year change.

Instructional costs and services expenses. Instructional costs and services expenses for the three months ended March 31, 2026 were $398.3 million, an increase of $34.2 million, or 9.4%, from $364.1 million for the same period in the prior year. This increase in expense was due to hiring of personnel in growth states and salary increases. Instructional costs and services expenses were 63.2% of revenues during the three months ended March 31, 2026, an increase from 59.4% for the three months ended March 31, 2025.

Selling, general, and administrative expenses. Selling, general, and administrative expenses for the three months ended March 31, 2026 were $102.5 million, a decrease of $16.0 million, or 13.5%, from $118.5 million for the same period in the prior year. The decrease was primarily due to a decrease of $8.6 million in personnel and related benefit costs, a decrease of $4.0 million in professional services, and a decrease of $1.4 million in bad debt expense. Selling, general, and administrative expenses were 16.3% of revenues during the three months ended March 31, 2026, a decrease from 19.3% for the three months ended March 31, 2025.

Interest expense, net. Net interest expense for the three months ended March 31, 2026 was $3.0 million as compared to $2.8 million for the same period in the prior year. The increase in net interest expense was primarily due to an increase in our finance leases.

Other income (expense), net. Other income (expense), net for the three months ended March 31, 2026 was expense of $5.3 million as compared to income of $7.4 million for the same period in the prior year. The change in other income (expense), net was due to unrealized losses related to our investments in publicly-held equity securities.

Income tax expense. Income tax expense was $31.5 million for the three months ended March 31, 2026, or 26.3% of income before income taxes, as compared to $35.5 million, or 26.3% of income before income taxes for the same period in the prior year.

Comparison of the Nine Months Ended March 31, 2026 and 2025

Revenues. Our revenues for the nine months ended March 31, 2026 were $1,882.0 million, an increase of $130.3 million, or 7.4%, from $1,751.7 million for the same period in the prior year. General Education revenues increased $7.4 million, or 0.7%, year over year. The primary drivers for the increase in revenue were changes in client mix, partially offset by a 1.1% decrease in enrollments. Career Learning revenues increased $122.9 million, or 17.6%, primarily due to a 15.3% increase in enrollments and client mix. In addition, revenue recognized in each of the periods includes certain adjustments resulting from the completion of state and district audits and reconciliation processes related to services provided in prior years. These adjustments were not material and were recognized in the period in which the audit or reconciliation was finalized and the outcome became known and reasonably estimable. While these items contributed to reported revenue in each period, they were not a significant driver of the year over year change.

Instructional costs and services expenses. Instructional costs and services expenses for the nine months ended March 31, 2026 were $1,148.7 million, an increase of $102.0 million, or 9.7%, from $1,046.7 million for the same period in the prior year. This increase in expense was due to hiring of personnel in growth states and salary increases, partially offset by a lease termination gain related to our San Francisco lease. Instructional costs and services expenses were 61.0% of revenues during the nine months ended March 31, 2026, an increase from 59.8% for the nine months ended March 31, 2025.

Selling, general, and administrative expenses. Selling, general, and administrative expenses for the nine months ended March 31, 2026 were $388.4 million, a decrease of $13.4 million, or 3.3%, from $401.8 million for the same period in the prior year. The decrease was primarily due to a decrease of $11.3 million in personnel and related benefit costs and a decrease of $2.7 million in bad debt expense, partially offset by an increase of $1.2 million in professional services. Selling, general, and administrative expenses were 20.6% of revenues during the nine months ended March 31, 2026, a decrease from 22.9% for the nine months ended March 31, 2025.

Interest expense, net. Net interest expense for the nine months ended March 31, 2026 was $8.9 million as compared to $7.8 million for the same period in the prior year. The increase in net interest expense was primarily due to an increase in our finance leases.

Other income (expense), net. Other income (expense), net for the nine months ended March 31, 2026 was income of $0.8 million as compared to income of $23.5 million for the same period in the prior year. The change in other income (expense), net was due to unrealized losses related to our investments in publicly-held equity securities.

Income tax expense. Income tax expense was $79.9 million for the nine months ended March 31, 2026, or 23.7% of income before income taxes, as compared to $80.1 million, or 25.3% of income before income taxes for the same period in the prior year. The decrease in the effective income tax rate for the nine months ended March 31, 2026, as compared to the effective tax rate for the nine months ended March 31, 2025, was primarily due to stock-based compensation.

Liquidity and Capital Resources

As of March 31, 2026, we had net working capital, or current assets minus current liabilities, of $1,475.6 million. Our working capital includes cash and cash equivalents of $614.1 million and accounts receivable of $854.9 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at March 31, 2026.

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

Before June 1, 2027, noteholders will have the right to convert their Notes only upon the occurrence of certain events. After June 1, 2027, noteholders may convert their Notes at any time at their election until two days prior to the maturity date. We will settle conversions by paying cash up to the outstanding principal amount, and at our election, will settle the conversion spread by paying or delivering cash or shares of our common stock, or a combination of cash and shares of our common stock. The initial conversion rate is 18.9109 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $52.88 per share of common stock. The Notes are redeemable at our option at any time after September 6, 2024 at a cash redemption price equal to the principal amount of the Notes, plus accrued and unpaid interest, subject to certain stock price hurdles as discussed in the Indenture.

We are a lessee under finance leases for computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of March 31, 2026 and June 30, 2025, the finance lease liability was $117.8 million and $86.9 million, respectively, with lease interest rates ranging from 4.18% to 6.72%.

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

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2026 was $117.0 million compared to $134.5 million for the nine months ended March 31, 2025. The $17.5 million decrease in cash provided by operating activities was primarily due to changes in working capital, driven mainly by changes in accounts receivable, accrued compensation and benefits and accrued liabilities, partially offset by higher net income adjusted for non-cash items.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2026 was $119.3 million compared to $53.3 million for the nine months ended March 31, 2025. The $66.0 million increase in cash used in investing activities was primarily due to an increase in investments of $52.7 million, a year over year increase in capital expenditures of $10.8 million and higher net purchases of marketable securities of $2.5 million.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2026 was $166.1 million compared to $50.6 million during the nine months ended March 31, 2025. The $115.5 million increase in cash used in financing activities was primarily due to the purchase of treasury stock of $88.7 million, increases in the repurchase of restricted stock for income tax withholding of $15.5 million and the repayment of finance lease obligations incurred for the acquisition of computers of $11.3 million.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Inflation Risk

Current inflation has resulted in higher personnel costs, marketing expenses and supply chain expenses. There can be no assurance that future inflation will not have an adverse or material impact on our operating results and financial condition.

Interest Rate Risk

At March 31, 2026 and June 30, 2025, we had cash and cash equivalents totaling $614.1 million and $782.5 million, respectively. Our excess cash has been invested in money market funds, government securities, corporate debt securities and similar investments. At March 31, 2026, a 1% gross increase in interest rates for our variable-interest instruments would result in a $6.1 million annualized increase in interest income. Additionally, the fair value of our investment portfolio is subject to changes in market interest rates.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.     Legal Proceedings.

See Item 1 of Part I, “Financial Statements – Note 11 – Commitments and Contingencies - Litigation.”

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

On November 3, 2025, our board of directors authorized a stock repurchase program for the purchase of up to $500 million of the Company’s common stock until October 31, 2026, of which approximately $411 million remained available for repurchase as of March 31, 2026. There were no shares repurchased during the three months ended March 31, 2026, and no other stock repurchase programs existed during this period. See Note 9, “Stock Repurchase Program” to the condensed consolidated financial statements for further information on our stock repurchases.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information.

On February 25, 2026, Mr. Rhyu, the Company’s Chief Executive Officer and director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the sale of up to 62,571 shares of the Company’s common stock until February 25, 2027, for a duration of 365 days. Other than as noted above for Mr. Rhyu, during the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
101

The following financial statements and footnotes from the Stride, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

Date: April 28, 2026