Form 10-K
period 2026-06-30
Stride, Inc.
filed 2026-08-05
CIK 1157408

tec

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33883

Stride, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4774688 (I.R.S. Employer Identification No.)

11720 Plaza America Drive, 9th Floor Reston, VA 20190 (Address of Principal Executive Offices, including Zip Code)	(703) 483-7000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	LRN	New York Stock Exchange (NYSE)

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

The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2025 was $1,974,309,000. Aggregate market value excludes an aggregate of approximately 12,180,059 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of July 31, 2026 was 41,559,845.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended June 30, 2026, are incorporated by reference into Part III of this Form 10-K.

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this Annual Report on Form 10-K (the “Annual Report”) to “Stride,” “Company,” “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements, such as any statements that look to future events and include, among other things, our expectations regarding: online education demand, trends and challenges; accounting estimates and assumptions; market size; litigation; cybersecurity and privacy issues or incidents; and compliance with laws and regulations and federal policy or government actions. We have tried, whenever possible, to identify these forward-looking statements using words such as “outlook,” “forecasts,” “anticipates,” “trends,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “will be,” “expects,” “plans,” “intends,” “should,” “would” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, but are not limited to:

●	reduction of per pupil funding amounts at the schools we serve;
●	inability to achieve a sufficient level of new enrollments to sustain our business model or to meet financial or operational guidance;
●	limitations of the enrollment data we present, which may not fully capture trends in the performance of our business;
●	failure to enter into new school contracts or renew existing contracts, in part or in their entirety;
●	failure of the schools we serve, our vendors, or us to comply with our contracts, or federal, state and local laws and regulations, resulting in a loss of funding, an obligation to repay funds previously received, contractual remedies, or actions or proceedings against us;
●	governmental investigations that could result in fines, penalties, settlements, or injunctive relief;
●	declines or variations in academic performance outcomes of the students and schools we serve, including due to the evolution of curriculum standards, testing programs and state accountability metrics;
●	harm to our reputation resulting from poor performance or misconduct by operators or us in any school in our industry and/or in any school which we operate;
●	legal and regulatory challenges from opponents of virtual public education or for-profit education companies;
●	potential violation of laws and regulations relating to privacy and data protection, including as such laws and regulations may apply to children’s data;
●	changes in national and local economic and business conditions and other factors, such as natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments;
●	discrepancies in interpretation of legislation by regulatory agencies that may lead to payment or funding disputes;
●	termination of our contracts, or a reduction or termination in the scope of services, with schools;

●	failure to develop the Career Learning business;
●	entry of new competitors with superior technologies (including artificial intelligence (“AI”)) and lower prices;
●	unsuccessful integration of mergers, acquisitions and joint ventures;
●	failure to further develop, maintain and enhance our technology, products, services and brands;
●	inadequate recruiting, training and retention of effective teachers and employees;
●	infringement of our intellectual property;
●	disruptions to our Internet-based learning and delivery systems, including, but not limited to, our data storage systems and third-party cloud infrastructure, systems and facilities, including as a result of cybersecurity attacks;
●	misuse or unauthorized disclosure of student and personal data;
●	failure to prevent or mitigate a cybersecurity incident that affects our systems or our data;
●	problems in the implementation of new IT Systems (as defined below) and technology;
●	failure by us or third parties to maintain and support IT Systems, including addressing quality issues and timely delivering new products and enhancements;
●	risks related to the use, implementation and regulation of AI and other emerging technologies, including in the education of children, and their use by third-party vendors;
●	risks related to our stock repurchase program;
●	changes in our effective tax rate and additional liabilities; and
●	the other risks discussed in “Part 1, Item 1A. Risk Factors.”

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

For both the General Education and Career Learning markets, the majority of revenue is derived from our comprehensive school-as-a-service offering, which includes an integrated package of curriculum, technology systems, instruction, and support services that we administer on behalf of our customers. The average duration of the agreements for our school-as-a-service offering is greater than five years, and most provide for automatic renewals absent a customer notification of non-renewal.

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

During the 2025-2026 school year, we provided our school-as-a-service offering to 92 schools in 31 states and the District of Columbia in the General Education market, and 57 schools or programs in 25 states and the District of Columbia in the Career Learning market.

In 2020, we significantly expanded our Career Learning opportunity by acquiring three adult learning companies, Galvanize, Tech Elevator, and MedCerts. These Adult Learning brands deliver training in software engineering and allied healthcare to consumers and enterprises.

Our Market

The U.S. market for K-12 education is large, and school choice and alternative educational options continue to gain share and acceptance. For example:

●	A January 2026 survey by the National School Choice Awareness Foundation found that 75% of parents had considered, searched for, or enrolled at least one of their children in a new or different school within the past year the highest level recorded in five years. Of those who enrolled in a new or different school, enrollment in full-time online schools grew from 10% to 15%.

●	In May 2026, the National Home Education Research Institute estimated that there were approximately 3.4 million home educated students in the United States during School Year 2024-2025. In spring 2019, the estimated number of students was 2.5 million, and estimates showed home-educated student enrollments growing by 2 - 8% per year over the last several years.
●	August 2025 data from the Bureau of Labor Statistics estimates that demand for occupations that require non-degree post-secondary education will grow 5.1% by 2034, a faster rate than overall occupations.

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

Key Products and Services

We continue to invest in our educational platform to educate students more effectively and efficiently. Much of our investment has been in the development of improved functionality of our curriculum and technology systems. Areas of focus include: (i) integration and user experience; (ii) mobile enabled products; (iii) portability; (iv) personalization; (v) flexibility; (vi) reading and oral fluency scoring; (vii) state standard alignment; (viii) tutoring & support; and (ix) automated and artificial intelligence (AI)-assisted learning.

We continue to expand upon our personalized learning model, improve the user experience of our products, and develop tools and partnerships to more effectively engage and serve students, teachers, administrators, and adult learners.

Technology Platform

We continue to focus on establishing a secure and reliable technology platform, which integrates proprietary and industry-standard third-party systems to provide a high-quality educational environment and gives us the capability to grow our customer programs and enrollment. Our end-to-end platform includes content management, learning management, student information, data reporting and analytics, and various support systems that allow customers to provide a high-quality, and personalized educational experience for students. Our platform can be used to deliver our products and services in a number of implementation models, including our school-as-a-service offering, integration with existing school LMSs, and to deliver stand-alone offerings to consumers.

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

We believe that the primary factors on which we compete are:

●	extensive experience in, and understanding of, virtual education delivery;
●	comprehensive suite of academic programs;
●	customer satisfaction;
●	quality of integrated curriculum and materials with an online delivery platform;
●	qualifications, experience and training of teachers for online instruction;
●	comprehensiveness of school management and student support services;
●	integrated K-12 solutions, with components designed and built to work together;
●	student outcomes for math and reading, graduation and job placement;
●	scale and ability to leverage our assets across our business; and
●	sophisticated government affairs knowledge and experience in virtual and blended school regulatory environments.

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

Human Capital Resources

As of June 30, 2026, we had approximately 9,200 employees (including teachers), and substantially all of these employees are located in the United States. In total, we manage approximately 9,600 teachers, 5,900 of whom are employees and 3,700 who are employed by virtual or blended public schools that we manage under contracts with those schools but are not direct employees of Stride. None of our employees are represented by a labor union or covered by a collective bargaining agreement; however, certain schools we serve employ unionized teachers. We believe that our employee relations are good.

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

We support professional development opportunities that reflect our desire to ‘hire from within’ and to enhance employees’ skill sets in ways that improve their effectiveness and sense of fulfillment. We offer our employees many different professional development opportunities through job-related training and a number of benefit programs, including a Tuition Assistance Benefit, discount tuition options with several participating colleges and universities, and discounted options to access K-12 curriculum.

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

Regulation

We and the virtual and blended public schools that we serve are subject to regulation by and the laws of each of the states in which we operate. The state laws and regulations that impact our business are primarily those that authorize or restrict our ability to operate these schools, the applicable funding mechanisms for the schools and the increasing number of states with their own, unique privacy laws and laws regulating AI use. To the extent these schools receive federal funds, such as through a grant program or financial support dedicated for the education of low income families, these schools also become subject to additional federal regulation.

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

State Laws and Regulations Applicable to Virtual and Blended Public Schools. A virtual or blended public school that fails to comply with the state laws and regulations applicable to it may be required to repay these funds and could become ineligible for receipt of future state funds. To be eligible for state funding, some states require that virtual and blended public schools be organized as not-for-profit charters exempt from taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. The schools must then be organized exclusively for charitable educational purposes, and not for the benefit of private, for-profit management companies. The board or governing authority of the not-for-profit virtual or blended public school must retain ultimate accountability and control for the school’s operations to retain its tax-exempt status. It may not delegate its responsibility and accountability for the school’s operations. Our service agreements with these virtual and blended public schools are, therefore, structured to ensure the full independence of the not-for-profit board and preserve its arm’s-length ability to exercise its fiduciary obligations to operate a virtual or blended public school.

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

In addition to federal laws protecting the privacy of student education records, a growing number of states are enacting laws to protect the privacy of student data and to guard against its misuse. As a general matter, these laws are designed to prevent third-party vendors to schools from using student data for non-educational purposes and ensure the security of personally identifiable information. In addition, virtual or blended public schools may have to comply with state requirements that school campuses report various types of data as performance indicators of the success of the program. There is also a growing trend of laws and regulations being established to regulate the use of AI, including with respect to the education of children and the interaction of minors with AI.

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

Federal and State Grants. We have worked with some entities to secure public and grant funding that flows to virtual and blended public schools that we serve. These grants are awarded to the local or state education agency or to the not-for-profit entity that holds the charter of the virtual or blended public school on a competitive basis in some instances and on an entitlement basis in other instances. Grants awarded to public schools and programs—whether by a federal or state agency or non-governmental organization—often include reporting requirements, procedures and obligations.

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

The Rehabilitation Act of 1973 and the Americans with Disabilities Act. A virtual public school or blended school receiving federal funds is subject to Section 504 of the Rehabilitation Act of 1973 (“Section 504”) insofar as the regulations implementing the Act govern the education of students with disabilities as well as personnel and parents. Section 504 prohibits discrimination against a person on the basis of disability in any program receiving federal financial assistance if the person is otherwise qualified to participate in or receive benefit from the program. Students with disabilities not specifically listed in the IDEA may be entitled to specialized instruction or related services pursuant to Section 504 if their disability substantially limits a major life activity. Beginning in 2011, the Office for Civil Rights of the United States Department of Education interpreted both Section 504 and Title II of the Americans with Disabilities Act to apply to elementary and secondary schools and to require that students with disabilities be afforded substantially equivalent ease of use as students without disabilities. As applied to online public schools, such “web accessibility” requires technical capabilities similar to those applied to procurements of information technology by the federal government under Section 508 of the Rehabilitation Act of 1973 (“Section 508”) or standards adopted by the World Wide Web Consortium, such as Web Content Accessibility Guidelines (“WCAG”) Level A and Level AA. If a school fails to comply with the requirements and the procedural safeguards of Section 504, it may lose federal funds even though these funds flow indirectly to the school through a local board. In the case of bad faith or intentional wrongdoing, some courts have awarded monetary damages to prevailing parties in Section 504 lawsuits. Because there is no federal rule setting a uniform technical standard for determining web accessibility under Section 508 and Title II of the ADA, online service providers have no uniform standard of compliance. Some states have adopted the standards promulgated under Section 508, while others require WCAG Level A and/or Level AA or their own unique standards.

Family Educational Rights and Privacy Act (“FERPA”). Virtual public schools and blended schools are also subject to the FERPA, which protects the privacy of a student’s educational records and generally prohibits a school from disclosing a student’s records to a third party without the parent’s prior consent. The law also gives parents certain procedural rights with respect to their minor children’s education records. A school’s failure to comply with this law may result in termination of its eligibility to receive federal education funds. Schools that contract with vendors that violate FERPA may be prohibited from contracting with the vendor for five years.

Communications Decency Act. The Communications Decency Act of 1996 (“CDA”) provides protection for online service providers against legal action being taken against them because of certain actions of others. For example, the CDA states that no provider or user of an interactive computer service shall be treated as the publisher or speaker of any data given by another provider of information content. Further, Section 230 of the CDA grants interactive online services of all types, broad immunity from tort liability so long as the information at issue is provided or posted by a third party. As part of our technology services offering, we provide an online school platform on which teachers and students may communicate. We also conduct live classroom sessions using Internet-based collaboration software and we may offer certain online community platforms for students and parents. While the CDA affords us some protection from liability associated with the interactive online services we offer, there are exceptions to the CDA that could result in successful actions against us that give rise to financial liability.

Other Federal Laws. Other federal laws also apply to virtual managed schools, in some cases depending on the demographics associated with a school. For example, Title VI of the Civil Rights Act of 1964 has been deemed to apply to English language learners (“ELL”) students, as further defined in the joint guidance issued by the U.S. Departments of Justice and Education in January 2015. Title IX of the Education Amendments of 1972, which prohibits discrimination on the basis of gender in education programs, activities and employment, applies to all schools that receive federal funds. There are also other federal laws and regulations that affect other aspects of our business such as the Children’s Online Privacy Protection Act (“COPPA”), which imposes certain parental notice and other requirements for children under 13 years of age who access the web-based schools we manage. In addition, the Children’s Internet Protection Act requires that school districts that receive certain types of federal funding must ensure that they have technology which blocks or filters certain material from being accessed through the Internet. We have developed procedures by which computers that we ship to students meet this requirement. Many other federal and state laws, such as deceptive trade practices laws, the Lanham Act and others apply to us, just as they do to other businesses. If we fail to comply with these and other federal laws, we could be determined ineligible to receive funds from federal programs or face penalties.

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

ITEM 1A.  RISK FACTORS

Risk Factors Summary

The following summary description sets forth an overview of the material risks we are exposed to in the normal course of our business activities. The summary does not purport to be complete and is qualified in its entirety by reference to the full risk factor discussion immediately following this summary description. Our business, results of operations and financial condition, as well as your investment in our common stock, could be materially and adversely affected by any of the following material risks:

●	The majority of our revenues come from our school-as-a-service offering and depend on per pupil funding amounts and payment formulas remaining near levels existing at the time we execute service agreements with the schools we serve;
●	Any failure to comply with our contracts or regulatory requirements, poor academic performance or allegations of such poor performance or misconduct by us or operators of other virtual public schools;
●	Opponents of public charter schools could prevail in challenging the establishment and expansion of such schools through the judicial process;
●	Any failure to comply with the laws and regulations applicable to our business, resulting in a loss of public funding and an obligation to repay funds previously received;
●	Disputes over our inability to invoice and receive payments for our services due to ambiguous enabling legislation and interpretive discrepancies by regulatory authorities;
●	Any failure to renew an authorizing charter for a virtual or blended public school;
●	Actual or alleged misconduct by current or former directors, officers, key employees or officials;
●	Risks from enactment of new laws or regulations;
●	Changes in the objectives or priorities of the independent governing bodies of the schools we serve;
●	Any failure to renew a contract for a school-as-a-service offering, which is subject to periodic renewal;
●	Any failure to enroll or re-enroll a significant number of students by the schools we serve or in our Career Learning programs;
●	The enrollment data we present may not fully capture trends in our business performance;
●	Any nonpayment or nonperformance by our customers, including due to actions taken by the independent governing authorities of our customers;
●	Our marketing efforts may not be effective and changes in our marketing efforts and enrollment activities could lead to declines in enrollment;
●	The student demographics of the schools we serve can lead to higher costs;
●	The ability to meet state accountability testing standards and achieve parent and student satisfaction;
●	Compliance with curriculum standards and assessments for individual state determinations under the ESSA;
●	Risks due to mergers, acquisitions and joint ventures;

●	Negative impacts caused by the actions of activist stockholders;
●	Market demand for online options in public schooling may decrease or not continue, or additional states may not authorize or adequately fund virtual or blended public schools;
●	Increasing competition in the education industry sectors that we serve;
●	The continuous evolution of regulatory frameworks on the accessibility of technology and curriculum;
●	Differences between our quarterly estimates and the actual funds received and expenses incurred by the schools we serve;
●	Seasonal fluctuations in our business;
●	Our ability to create new products, expand distribution channels and pilot innovative educational programs;
●	Our ability to recruit, train and retain quality certified teachers;
●	Higher operating expenses and loss of management flexibility due to collective bargaining agreements;
●	Our reliance on third-party service providers to host some of our solutions;
●	Any problems with our Company-wide enterprise resource planning (“ERP”) and other systems;
●	Our ability to maintain and enhance our product and service brands;
●	Our ability to protect our valuable intellectual property rights, or lawsuits against us alleging the infringement of intellectual property rights of others;
●	Any legal liability from the actions of third parties;
●	Any failure to maintain and support customer-facing services, systems, and platforms;
●	Any failure to prevent or mitigate a cybersecurity incident affecting our systems or our data;
●	Our reliance on the Internet to enroll students and to deliver our products and services;
●	Our failure, or failure of our vendors, to comply with federal, state, and foreign laws and other requirements relating to the handling of information about individuals;
●	Any failure by the single vendor we use to manage, receive, assemble and ship our learning kits and printed educational materials;
●	Any significant interruption in the operation of AWS or Azure could cause a loss of data and disrupt our ability to manage our technological infrastructure;
●	Our reliance on third-party cloud infrastructure and related services to operate our platform and deliver our solutions;
●	Scale and capacity limits on some of our technology, transaction processing systems and network hardware and software;
●	Our ability to implement new IT Systems and technology;
●	Our ability to keep pace with changes in our industry and advancements in technology, including AI;

●	AI technology is new and developing, and may present business, compliance, and reputational challenges, that could lead to operational or reputational damage, competitive harm, legal and regulatory risk, and additional costs;
●	Our ability to attract and retain key executives, skilled employees and trained staff;
●	Our ability to obtain additional capital in the future on acceptable terms;
●	Risks associated with our stock repurchase program; and
●	Changes in our effective tax rate and additional liabilities.

Risks Related to Government Funding and Regulation of Public Education

The majority of our revenues come from our comprehensive school-as-a-service offering in both the General Education and Career Learning markets and depend on per pupil funding amounts and payment formulas remaining near the levels existing at the time we execute service agreements with the schools we serve. If those funding levels or formulas are materially reduced or modified due to economic conditions or political opposition, or new restrictions are adopted or payments delayed, our business, financial condition, results of operations and cash flows could be adversely affected.

The public schools we contract with are financed with government funding from federal, state and local taxpayers. Our business is primarily dependent upon those funds with a majority of our revenue coming from our comprehensive school-as-a-service offerings in both the General Education and Career Learning markets. Budget appropriations for education at all levels of government are determined through a legislative and/or regulatory process that may be adversely affected by various factors, including negative views of for-profit education companies or of virtual education, recessionary conditions in the economy at large, disagreements regarding curriculum, or significant declines in public school funding. The results of federal and state elections can also result in shifts in education policy and the amount of funding available for various education programs.

The political process and potential variability in general economic conditions, including due to possible pandemics, changing interest rates, volatile market conditions, rising inflation, geopolitical instability, and shifts in political priorities, among other factors described herein, create a number of risks that could have an adverse effect on our business including the following:

●	Legislative proposals can and have resulted in budget or program cuts for public education, including the virtual and blended public schools and school districts we serve, and therefore have reduced and could potentially limit or eliminate the products and services those schools purchase from us, causing our revenues to decline or grow at a lower rate. From time to time, proposals are introduced in state legislatures that single out virtual and blended public schools for disparate treatment.
●	Economic conditions, including current and future business disruptions and debt and equity market volatility caused by changing interest rates, rising inflation, the government closures of various banks and liquidity concerns at other financial institutions, geopolitical instability, pandemics and the potential for local and/or global economic recession, could reduce state education funding for all public schools or cause a delay in the payment of government funding to schools and school districts or a delay in payments to us for our products or services, the effects of which could be disproportionate for the schools we serve. Our annual revenue growth is impacted by changes in federal, state and district per pupil funding levels. In addition, as we enter into service and product agreements with multiple schools in a single state, the aggregate impact of funding reductions applicable to those schools could be material. For example, we have agreements with 13 schools in California, and while each school is independent with its own governing authority and no single school in California accounts for more than 10% of our revenue, regulatory actions that affect the level or timing of payments for all similarly situated schools in that state could adversely affect our financial condition. The specific level of federal, state and local funding for the coming years is not yet known for specific states and, when taken as a whole, it is reasonable to believe that a number of the public schools we serve could experience lower per pupil enrollment funding, while others may increase funding, as economic conditions or political conditions change.

●	As a public company, we are required to file periodic financial and other disclosure reports with the SEC. This information may be referenced in the legislative process, including budgetary considerations, related to the funding of alternative public school options, including virtual public schools and blended schools. The disclosure of this information by a for-profit education company, regardless of parent satisfaction and student performance, may nonetheless be used by opponents of virtual and blended public schools to propose funding reductions or restrictions.
●	From time to time, government funding to schools and school districts is not provided when due, which sometimes causes the affected schools to delay payments to us for our products and services. These payment delays have occurred in the past and can deprive us of significant working capital until the matter is resolved, which could hinder our ability to implement our growth strategies and conduct our business. For example, in fiscal year 2016, the Commonwealth of Pennsylvania was unable to approve a budget, including funding for public school education, and thus the Agora Cyber Charter School received no funds and could not make timely contractual payments to the Company for our products and services, even though we continued to incur the costs to keep the school operating.

Failure to comply with our contracts or regulatory requirements, poor academic performance, or such allegations, or actual or alleged misconduct by us or operators of other virtual public schools could tarnish the reputation of all the school operators in our industry, which could have a negative impact on our business or lead to punitive legislation.

As a non-traditional form of public education, online public school operators will be subject to scrutiny, perhaps even greater than that applied to traditional brick and mortar public schools or public charter schools. Not all virtual public schools will have successful academic programs or operate efficiently, and new entrants may not perform well either. Such underperformance could create the impression that virtual schooling is not an effective way to educate students, whether or not our learning systems achieve satisfactory performance. Consistently poor academic performance, or the perception or allegation of poor school performance, could also lead to closure of an online public school or termination of an approved provider status in some jurisdictions, or to passage of legislation empowering the state to restructure or close low-performing schools, which could have a material adverse effect on our reputation, operations and financial condition. For example, a 2025 Arkansas law amended the state’s charter school law, requiring that a charter school that performs poorly for three consecutive years have its authorization to operate revoked.

Beyond academic performance issues, some virtual school operators, including us, have been subject to contract disputes and governmental investigations alleging, among other things, false attendance reporting, inadequate student/teacher ratios, the misuse of public funds or failures in regulatory compliance. These contract disputes and allegations have attracted significant adverse media coverage and have prompted legislative hearings and regulatory responses. Investigations have focused on specific companies and individuals, or even entire industries, such as the industry-wide investigation of for-profit virtual schools initiated by the Attorney General of California in 2015. The precise impact of these governmental investigations on our current and future business is difficult to discern, in part because of the number of states in which we operate and the range of purported malfeasance or performance issues involved. If these situations, or any additional alleged misconduct, cause all virtual public schools to be viewed by the public and/or policymakers unfavorably, we may find it difficult to expand into new states or renew our contracts with our clients.

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

Once authorized by law, virtual and blended public schools are generally subject to extensive regulation, as are the school districts we serve. These regulations cover specific program standards and financial requirements including, but not limited to: (i) student eligibility standards; (ii) numeric and geographic limitations or caps on enrollments; (iii) state-specific curriculum requirements and standards and other governmental requirements regarding curriculum; (iv) restrictions on open-enrollment policies by and among districts; (v) prescribed teacher-to-student ratios and teacher funding allocations from per pupil funding; (vi) teacher certification and reporting requirements; and (vii) virtual school attendance reporting. State and federal funding authorities conduct regular program and financial audits of the public schools we serve to ensure compliance with applicable regulations. If a final determination of non-compliance is made, funds may be withheld, which could impair that school’s ability to pay us for services in a timely manner, or the school could be required to repay funds received during the period of non-compliance. Additionally, the indemnity provisions in our standard service agreements, with virtual and blended public schools and school districts, may require us to return any contested funds on behalf of the school.

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

In many cases, virtual and blended public schools operate under a charter that is granted by a state or local authorizer to the charter holder, such as a community group or an established not-for-profit corporation, which typically is required by state law to qualify for student funding. In fiscal year 2026, a majority of our revenue was derived from our comprehensive school-as-a-service offerings in both the General Education and Career Learning markets, the majority of which were virtual and blended public schools operating under a charter. The service and products agreements for these schools are with the charter holder or the charter board. Non-profit public charter schools qualifying for exemption from federal taxation under Internal Revenue Code Section 501(c)(3) as charitable organizations must also operate on an arms-length basis in accordance with Internal Revenue Service rules and policies to maintain that status and their funding eligibility. In addition, many state public charter school statutes require periodic reauthorization. If a virtual or blended public school we support fails to maintain its tax-exempt status and funding eligibility, fails to renew its charter, or if its charter is revoked for non-performance or other reasons that may be due to actions of the independent charter board completely outside of our control, our contract with that school would be terminated, and our reputation could be adversely affected. For example, in fiscal year 2018, our contract with the Insight School of Ohio was terminated because the Buckeye Community Hope Foundation terminated the charter of Insight School of Ohio.

Actual or alleged misconduct by current or former directors, officers, key employees or officials could make it more difficult for us to enter into new contracts or renew existing contracts.

If we or any of our current or former directors, officers, key employees, or officials are accused or found to be guilty of serious crimes or civil violations, including the mismanagement or improper accounting of public funds, or violations of the federal securities laws, the schools we serve could be barred or discouraged from entering into or renewing service agreements with us. As a result, our business and revenues would be adversely affected, and our reputation could be adversely affected.

New laws or regulations could be enacted and negatively impact our operations and financial results.

As the provision of online K-12 public education matures, policy or business practice issues may arise that could lead to the enactment of new laws or regulations similar to, or in addition to, laws or regulations applicable to other education industry sectors. For example, for-profit education companies that own and operate post-secondary colleges and programs depend in significant part on student loans provided by the federal government to cover tuition expenses and income sharing agreements, and federal laws prohibit incentive compensation for success in securing enrollments or financial aid to any person engaged in student recruiting or admission activities. In contrast, while students in virtual or blended public K-12 schools are entitled to a public education with no federal or state loans necessary for tuition, laws could be enacted that make for-profit management companies serving such schools subject to similar recruitment or other restrictions. In keeping with good business practices, we do not award or permit incentive compensation to be paid to our public school program enrollment staff or contractors based on the number of students enrolled. New laws that specifically target for-profit education companies or education management organizations from operating public charter schools could also adversely affect our business, financial condition and results of operation. There is also a growing trend of laws and regulations being established to regulate the use of AI, including with respect to the education of children and the interaction of minors with AI. These new laws and regulations could impose additional compliance obligations on us or limit how we deploy AI in our products and services, which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Business and Our Industry

The schools we contract with and serve are governed by independent governing bodies that may shift their priorities or change objectives in ways that are adverse to us and to the students who attend the school programs we administer, or they may react negatively to acquisitions or other transactions.

We contract with and provide a majority of our products and services to virtual and blended public schools governed by independent boards or similar governing bodies. While we typically share a common objective at the outset of our business relationship, over time our interests could diverge resulting in changes adverse to our business or the students enrolled in those schools. The governing boards of the schools we serve in which we hire the Principal or Executive Director (“ED”) may seek to employ their own Principal or ED as a condition for contract renewal. This decision may potentially reduce the value of the programs they purchase from us by structurally separating the Principal or ED from regular involvement with our virtual school management experts, employee-based professional development programs, and internal understanding of the proprietary curriculum and innovations we develop to improve academic performance. As these independent boards shift their priorities or change their composition or objectives, reduce or modify the scope of services and products we provide, or terminate their relationships with us, our ability to generate revenues consistently over time or to improve academic outcomes would be adversely affected.

Our contracts for a school-as-a-service offering are subject to periodic renewal, and each year, some of these agreements are set to expire. If we are unable to renew several such contracts or a single significant contract during a given year, our business, financial condition, results of operations and cash flow could be adversely affected.

In fiscal year 2026, we had contracts for our school-as-a-service offerings for 92 schools in 31 states and the District of Columbia. A portion of these contracts are scheduled to expire in any given year and may not be renewed, or may be renewed on terms much less favorable to us. Most of these contracts include auto renewal provisions having significant advance notice deadlines. The advance notice provisions are intended to allow sufficient time to engage in renewal negotiations before and during the final year of these contracts. A renewed contract could involve a restructuring of our services and management arrangements that could lower our revenue or even change how revenue and expenses are recognized. When the customer prefers the existing contract terms to be extended, it can elect to disregard the advance notice provision and have the contract automatically renew. If we are unable to renew contracts or if contract renewals have significantly less favorable terms or unbundle previously provided services, our business, financial condition, results of operations and cash flow could be adversely affected.

If the schools we serve fail to enroll or re-enroll a sufficient number of students (including because we choose to limit enrollment), or we fail to enroll a significant number of students in the programs for adult learners, our business, financial condition and results of operations will be adversely affected.

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

Similarly, at the start of each new school year, students who had remained enrolled through the end of the previous year may have graduated from the terminal grade in a school or have left our school-as-a-service offerings for any number of reasons. To the extent our school-as-a-service offerings do not retain previously enrolled students from the prior year, they must attract new students at the start of the year to sustain their average student enrollment year over year, as well as to grow their enrollment each year. If the schools we serve in the aggregate are able only to sustain prior year enrollment levels, our revenues may not grow from the prior year, absent improved revenue capture or the addition of new schools. More fundamentally, if average student enrollment at the schools we serve declines from one year to the next, our revenues, results of operations and financial condition will be adversely affected.

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

The schools we serve are publicly funded and are generally obligated to accept all students meeting state or district criteria for enrollment. Because an online education environment may offer a better educational opportunity for students falling behind grade level, our school-as-a-service offerings have experienced in recent years a higher academically at-risk student population, which potentially requires supplemental student and family support services and closer one-on-one involvement by teachers and school personnel, leading to higher costs to us in providing full management and curriculum services to the schools and impacting our state accountability scores. We consider students academically at-risk if they were not proficient on the previous year’s state assessment, are credit-deficient, have previously dropped out, have failed courses, or score lower than average on diagnostic norm-referenced assessments. Some states have additional or different indicators to determine students who are at risk. These factors are used by the state to identify at-risk students in several states and have been found through research to impact future student performance. The schools we serve also enroll a significant percentage of special needs students with learning and/or physical disabilities, which also adds to the total costs incurred by the schools.

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

The success of our business depends in part on the choice of a family to have their child begin or continue his or her education in a virtual or blended public school that we serve. This decision is based on many factors, including student performance and parent and student satisfaction. Students may perform significantly below state averages or the virtual or blended public school may fail to meet state accountability standards. Like many traditional brick and mortar public schools, not all of the public schools we serve meet the requirements of their applicable accountability frameworks, as large numbers of new enrollments from students underperforming in traditional schools or otherwise can decrease overall results or the underperformance of any one subgroup can lead to the entire school failing to meet accountability expectations and potentially lead to the school’s closure. For example, in Tennessee, the Commissioner of Education has statutory authority to close a virtual school if an accountability trigger is met. In addition, although serving academically at-risk students is an important aspect of our obligation to educate any child regardless of circumstance, the performance of these students can adversely affect a school’s standing under applicable accountability standards. We expect that, as our enrollments increase and the portion of students that have not used our learning systems for multiple years increases, the average performance of all students using our learning systems may decrease, even if the individual performance of other students improves over time. This effect may also be exacerbated if students enrolled in schools that we provide services to or acquire are predominantly below state proficiency standards or experience low graduation rates. For example, at-risk students who attended the Electronic Classroom of Tomorrow (ECOT) schools in Ohio, which were closed in mid-school year 2017-18 by state regulators, and who then transferred to other public schools, including the Ohio Virtual Academy supported by us, could negatively impact a receiving school’s overall academic performance ratings absent a different accountability measure applicable to such students or waiver of such standards. Moreover, under ESSA, state authorities may change their accountability frameworks in ways that negatively impact the schools we serve.

Students in the school-as-a-service offerings we serve are required to complete standardized state testing, and the frequency and the results of this testing may have an impact on school enrollment. The significant increase of testing undertaken at the state level has led some parents to opt out of state assessments, a parental right which is now codified in the ESSA, thereby resulting in an incomplete and potentially inaccurate assessment of school and student performance, which can impact the attainment of state accountability scores. To avoid the consequences of failing to meet applicable required proficiency, growth or accountability standards, teachers or school administrators may engage in improperly altering student test scores or graduation standards, especially if teacher performance and compensation are evaluated on these results. Finally, parent and student satisfaction may decline as not all parents and students are able to devote the substantial time and effort necessary to complete our curriculum. A student’s satisfaction may also suffer if his or her relationship with the virtual or blended public school teacher does not meet expectations. If student performance or satisfaction declines, students may decide not to remain enrolled in a virtual or blended public school that we serve, charters may not be renewed or enrollment caps could be put in place, or enrollment practices could be limited, and our business, financial condition and results of operations could be adversely affected.

Compliance with curriculum standards and assessments for individual state determinations under the ESSA may create ongoing challenges to ensure that our curriculum products align with state requirements, which could possibly cause academic performance to decline and dissatisfaction by our school customers which could limit our growth and profitability.

Under the ESSA, states will set their own curriculum standards in reading, math and science, and the federal government is prohibited from mandating or incentivizing states to adopt any set of particular standards, such as Common Core. States were also given the authority under the ESSA to craft their own assessment programs to measure the proficiency of their students for college and career readiness, and may also choose to offer already available nationally recognized assessments at the high school level, such as the SAT or ACT tests. As implementation proceeds at the state level, and use of the assessments previously developed by the Partnership for Assessment of Readiness for College and Careers and Smarter Balanced Assessment Consortium consortia continues to erode, a multitude of different standards and assessments may emerge and result in temporary misalignments of our curriculum offerings with state standards, cause academic performance to decline, and create a need for additional teacher training and product investments. In addition, changes in state standards may prevent certain of our curriculum offerings from meeting state requirements or achieving the desired outcomes, and as a result, such curriculum may become restricted or prohibited. All of the above could adversely affect our relationship with public schools contracting with us for a school-as-a-service offering and school district customers, financial condition, contract renewals and reputation.

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

There may also be other adverse effects on our business, operating results or financial condition associated with the expansion of our business through acquisitions. We may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company or technology, which could result in unexpected operating expenses, unexpected accounting treatment, unexpected increases in taxes due or a loss of anticipated tax benefits. The acquired companies may not be able to achieve the levels of revenue, earnings or operating efficiency that we expect. Our use of cash to pay for acquisitions may limit other potential uses of our cash, including investment in other areas of our business, stock repurchases, dividend payments and retirement of outstanding indebtedness. If we issue a significant amount of equity for future acquisitions, existing stockholders may be diluted and earnings per share may decrease. We may pay more than the acquired company or assets are ultimately worth, and we may have underestimated our costs in continuing the support and development of an acquired company’s offerings. Our operating results may be adversely impacted by liabilities resulting from a stock or asset acquisition, which may be costly, disruptive to our business, or lead to litigation.

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

While historically we grew by opening new virtual public schools in new states, in recent years the pace of state expansion has declined while opening more schools in existing states has increased. In fiscal year 2026, we served 92 virtual public schools and blended schools in 31 states and the District of Columbia. Without adding additional states, our school-as-a-service revenues may become increasingly dependent on serving more virtual schools in existing states. We may also not be able to fill available enrollment slots as forecasted. If the market demand for virtual and blended public schools does not increase or declines, if the remaining states are hesitant to authorize virtual or blended public schools, if enrollment caps are not removed or raised, or if the funding of such schools is inadequate, our opportunities for growth and our ability to sustain our revenues, results of operations and financial condition would be adversely affected.

Increasing competition in the education industry sectors that we serve could lead to pricing pressures, reduced operating margins, loss of market share, departure of key employees and increased capital expenditures.

As a general matter, we face varying degrees of competition from a variety of education providers because our learning systems integrate all the elements of the education development and delivery process, including curriculum development, textbook publishing, teacher training and support, technology offerings (including AI), lesson planning, testing and assessment, job placement and industry-certified content, and school performance and compliance management. In both our General Education and Career Learning markets, we compete with companies that provide online curriculum and support services. We also compete with public school districts and state departments of education that offer K-12 online programs of their own or in partnership with other online curriculum vendors. As we pursue our post-secondary Career Learning strategic initiatives through our Galvanize, Tech Elevator and MedCerts subsidiaries, we are competing with corporate training businesses and some employers that offer education as an employee benefit. We anticipate intensifying competition both from existing competitors and new entrants. Our competitors may adopt superior curriculum content, technology and learning platforms, school support or marketing approaches, and may have different pricing and service packages that may have greater appeal than our offerings. In addition, some of our school-as-a-service offerings could seek to transition to a self-managed school by inviting competitive alternatives to portions of the products and services now provided entirely by us under our integrated fully managed service agreements. If we are unable to successfully compete for new business, win and renew contracts, including fully managed public school contracts, or students fail to realize sufficient gains in academic performance, our revenues, opportunities for growth and operating margins may decline. Price competition from our current and future competitors could also result in reduced revenues, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

We may also face competition from publishers of traditional educational materials that are substantially larger than we are and have significantly greater financial, technical and marketing resources, and may enter the field through acquisitions and mergers. Many of these traditional publishers, or new market entrants, have developed their own online curriculum products and teaching materials that compete directly with our post-secondary Career Learning products. As a result, they may be able to devote more resources and move quickly to develop products and services that are superior to our platform and technologies. In addition, new competitors with superior technologies (including AI) may enter the market. We may not have the resources necessary to acquire or compete with technologies being developed by our competitors, which may render our online delivery format less competitive or obsolete. These new and well-funded entrants may also seek to attract our key executives as employees based on their acquired expertise in virtual education where such specialized skills are not widely available.

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

Our online curriculum is made available to students through websites, computers and other display devices connected to the Internet. The website platforms and online curriculum include a combination of software applications that include graphics, pictures, videos, animations, sounds and interactive content that may present challenges to individuals with disabilities. A number of states and federal authorities have considered or are considering how web-based information should be made accessible to persons with such disabilities. To the extent they enact or interpret laws and regulations to require greater accessibility than we currently provide, we may have to modify our offerings to satisfy those requirements. Because there is no federal rule setting a uniform technical standard for determining web accessibility under Section 508 and Title II of the ADA, online service providers have no uniform standard of compliance. Some states have adopted the standards promulgated under Section 508 while others require WCAG Level A and/or Level AA or their own unique standards. In addition, Section 504 is designed to ensure that students with disabilities have an equal opportunity to access each school’s website and online learning environment. To the extent that we enter into federal government contracts, different standards of compliance could be imposed on us under Section 508, or by states who apply these federal standards under Section 508 or other standards to education providers, which standards may be changed from time to time. We anticipate incurring increased costs as we comply with new and/or existing accountability standards with our schools. Beyond the significant product development costs associated with these evolving regulations, a failure to meet such requirements could also result in loss or termination of material contracts, inability to secure new contracts, or in potential legal liability.

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

As we create and acquire new products, expand our existing customer base and pilot new educational programs, we expect to face challenges distinct from those we currently encounter, including:

●	our continual efforts to innovate and pilot new programs to enhance student learning and to foster college and career opportunities, such as our Stride Career Prep schools which offer pathways for Career Learning, and including new AI-enabled products and programs, may not receive sufficient market acceptance to be economically viable;
●	our use of third-party educational platforms that we do not control, could create issues with customer satisfaction, early withdrawals and declines in re-registrations, and potentially harm our reputation;
●	the acquisition or opening of additional school-as-a-service offerings in states where we already have a contract with other schools can potentially complicate the school selection process for prospective parents, hurt existing customer relationships and present marketing differentiation challenges depending on the facts and circumstances in that state;
●	our development of public blended schools has raised different operational challenges than those we face with full-time virtual schools. Blended schools require us to lease facilities for classrooms, staff classrooms with teachers, sometimes provide meals and kitchen facilities, adhere to local safety and fire codes, purchase additional insurance and fulfill many other responsibilities;
●	operating in international markets may require us to conduct our business differently than we do in the United States or in existing countries. Additionally, we may have difficulty training and retaining qualified teachers or generating sufficient demand for our products and services in international markets. International opportunities will also present us with different legal, operational, tax and currency challenges;
●	the use of our curriculum in classrooms will produce challenges with respect to adapting our curriculum for effective use in a traditional classroom setting;
●	our creation of curricula and instruction protocols for courses taught through our Galvanize, Tech Elevator and MedCerts subsidiaries requires us to rely upon specialized instructors and curriculum developers; and

●	our online private school business is dependent on a tuition-based financial model and may not be able to enroll a sufficient number of students over time to achieve long-run profitability or deliver a high level of customer satisfaction.

Our failure to manage these business expansion programs, or any new business expansion program or new distribution channel we pursue, may have an adverse effect on our business, financial condition, results of operations and cash flows.

Our business and the success of our learning systems are dependent on high-quality teachers and a sufficient number of trained and licensed staff. If we are not able to continue to recruit, train and retain quality certified teachers, our curriculum might not be effectively delivered to students, compromising their academic performance and our reputation. As a result, our brand, business and operating results may be adversely affected.

Our business is dependent on the ability to recruit, retain, and train skilled and licensed personnel, including our teachers and staff. High-quality teachers are critical to maintaining the value of our learning systems and assisting students with their daily lessons. In addition, teachers in the public schools we manage or who provide instruction in connection with the online programs we offer to school districts, must be state certified (with limited exceptions or temporary waiver provisions in various states), and we must implement effective internal controls in each jurisdiction to ensure valid teacher certifications, as well as the proper matching of certifications with student grade levels and subjects to be taught. Teachers must also possess strong interpersonal communications skills to be able to effectively instruct students in a virtual school setting, and the technical skills to use our technology-based learning systems. There is a limited pool of teachers with these specialized attributes and the public schools and school districts we serve must provide competitive benefits packages to attract and retain such qualified teachers.

The teachers in many public schools we serve are not our employees and the ultimate authority relating to those teachers resides with an independent not-for-profit governing body, which oversees the schools. However, under many of our service and product agreements with virtual and blended public schools, we have responsibility to recruit, train and manage these teachers and maintain certain student-to-teacher ratios. The teacher recruitment and student assignment procedures and processes for our school-as-a-service offerings must also comply with individual state certification and reporting requirements. We must also provide continuous training to virtual and blended public school teachers so they can stay abreast of changes in student needs, academic standards and other key trends necessary to teach online effectively, including measures of effectiveness. We may not be able to recruit, train and retain enough qualified teachers to keep pace with school demand while maintaining consistent teaching quality in the various public schools we serve. In addition, we rely on a certain number of trained staff for our operations. Shortages of qualified teachers or trained staff, failures to maintain certain student-to-teacher ratios or ensure proper teacher certifications and course assignments in each state, or decreases in the quality of our instruction, whether actual or perceived, could have an adverse effect on our business.

School teachers are subject to union organizing campaigns, and if the teachers employed by us or at the public schools we serve join a union, collective bargaining agreements negotiated with union representatives could result in higher operating expenses and the loss of management flexibility and innovation for which charter schools were created.

If the teachers at any one of the public schools we serve were to unionize, as is the case in California, the employer would become subject to a collective bargaining agreement with union representatives. A collective bargaining agreement could impact teacher salaries, benefits, work rules, teacher tenure and provide for restrictions on the teaching work-day and the time devoted to online instruction delivery or communications with students, and place limitations on the flexibility to reassign or remove teachers for inadequate performance. This could result in higher school-related expenses and could impede the sustainability of, or growth in, enrollment at the school due to the loss of management flexibility and innovation. The outcome could result in higher costs to us in providing educational support and curriculum services to the school, which may adversely affect our operating margins, overall revenues and academic performance results. We may be subject to greater unionization efforts as we attempt to expand into more traditionally liberal or progressive states.

We rely on third-party service providers to host some of our solutions and any interruptions or delays in services from these third parties could impair the delivery of our products and harm our business.

We depend on third-party providers for important aspects of our business, including hosting infrastructure and software solutions that are integrated with our products and services, such as student information systems, learning management systems and other technology and data service providers. Because we do not control these third parties or their operations, we are subject to risks arising from service outages, cybersecurity incidents, product defects, capacity constraints, financial difficulties, business disruptions, and other operational failures. In addition, these third-party providers may change their platforms, interfaces, integration requirements, security protocols, pricing, terms of service or strategic priorities, or discontinue, limit or otherwise adversely modify their services, in ways that could disrupt or impair our products and services, delay implementations, increase our costs, require us to devote significant resources to maintain or modify integrations, or otherwise negatively affect our operations. Third-party facilities and systems are also vulnerable to damage or interruption from natural disasters, fire, power loss, telecommunications failures, break-ins, computer viruses, sabotage, intentional misconduct, and other unforeseen events. The availability and performance of our products and services, including our proprietary and third-party learning management systems and other integrated solutions, may also be adversely affected by our customers’ inability to access the Internet, failures in our or our vendors’ networks, software or systems, human error, security breaches, or an inability to handle spikes in usage. Any interruption, delay, degradation, incompatibility or other failure involving our third-party providers could impair our ability to deliver products and services, reduce our revenue, result in service credits or penalties, increase our costs, harm our reputation, cause customers to delay, limit or terminate their use of our solutions, adversely affect our renewal rates and impair our ability to attract new customers.

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

Enhancing brand awareness is critical to attracting and retaining students, and for serving additional virtual and blended public schools, school districts and online private schools, and we intend to spend significant resources to accomplish that objective. These efforts include sales and marketing directed to targeted locations, as well as the national marketplace, discrete student populations, the educational community at large, key policy groups, image-makers and the media. As we continue to seek to increase enrollments and extend our geographic reach and product and service offerings, maintaining quality and consistency across all our services (including our IT Systems) and products may become more difficult to achieve, and any significant and well-publicized failure to maintain this quality and consistency will have a detrimental effect on our brands. We cannot provide assurances that our new sales and marketing efforts will be successful in further promoting our brands in a competitive and cost-effective manner. If we are unable to further enhance our brand recognition and increase awareness of our products and services, or if we incur excessive sales and marketing expenses, our business and results of operations could be adversely affected.

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

It is possible that we may not be able to sufficiently protect our innovations. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Further, there is always the possibility that the scope of the protection gained will be insufficient or that an issued patent will be deemed invalid or unenforceable.

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

Lawsuits against us alleging infringement of the intellectual property rights of others would be costly to defend, could require us to pay damages or royalty payments and could limit our ability or increase our costs to use certain technologies in the future.

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

We may be subject to legal liability or named as a party in legal proceedings resulting from the actions of third parties, including independent contractors, business partners, teachers, or employees, which could cause us to incur substantial costs and damage our reputation.

We may be subject, directly or indirectly, to legal claims associated with the actions of or filed by our independent contractors, business partners, teachers, or employees. In the event of accidents or injuries or other harm to students, we could face claims alleging that we were negligent, provided inadequate supervision or were otherwise liable for their injuries and our insurance may not cover the expenses of litigation or settlement amounts. Additionally, we face claims alleging that our independent curriculum contractors or teachers infringed the intellectual property rights of third parties. We also face claims arising from contract disputes. A liability claim or a contract dispute against us or any of our independent contractors, business partners, or teachers could adversely affect our reputation, enrollment and revenues. Even if unsuccessful, such a claim could create unfavorable publicity, cause us to incur substantial expenses and divert the time and attention of management and could result in termination of our contracts, or termination or reduction in the scope of our services with schools.

We operate in markets that are dependent on IT Systems and technological change. Failure to maintain and support customer-facing services, systems, and platforms, including addressing quality issues and execution on time of new products and enhancements, could negatively impact our revenues and reputation.

We use complex IT Systems and products to support our business activities, including customer-facing systems, back-office processing and infrastructure. We face several technological risks associated with online product service delivery, information technology security (including virus and cyberattacks, ransomware, as well as software related bugs, misconfigurations or other vulnerabilities), e-commerce and enterprise resource planning system implementations and upgrades. From time to time, we have experienced verifiable attacks on our system by unauthorized parties, and our plans and procedures to reduce such risks may not be successful. Thus, our business could be adversely affected if our systems and infrastructure experience a significant failure or interruption in the event of future attacks on our system by unauthorized parties. Moreover, any use or integration of generative or other AI in our, or any third party’s, operations, products or services will pose new and/or unknown cybersecurity risks and challenges.

In addition, we have experienced and, from time to time, may continue to face problems in the implementation or development of new IT Systems and technology as we update our systems, including integrating third-party platforms into Stride’s proprietary environment. Moreover, we have experienced and may continue to face negative student or parent reactions from implementation of new IT Systems or technology, resulting in higher student withdrawal rates and lower conversion rates of prospective students to active students. Any failure by us or third parties to maintain and support IT Systems, including addressing quality issues and timely delivering new products and enhancements, could adversely affect our business and results of operations and negatively impact our reputation.

The failure to prevent a cybersecurity incident affecting our systems, including, but not limited to, disruption of services, could harm our reputation, decrease demand for our services and products, expose us to liability, penalties, and remedial costs, or otherwise adversely affect our financial performance.

In order to provide our services and solutions, we depend on various computer systems, hardware, software, infrastructure, online sites and connected networks (hereinafter, "IT Systems"), including those of third parties. In addition, as part of our business, we collect, use, process, transmit, host and store information, including personal data related to employees, customers, students, and parents, as well as proprietary business data and other sensitive information (collectively, "Confidential Information"). The confidentiality, integrity and availability of our IT Systems and Confidential Information is at risk of being compromised, whether through malicious activity (including social engineering/phishing, cyberextortion, malware (including ransomware)) by internal or external actors (including through the use of AI, such as AI deepfakes, zero-day sophistication, shadow AI use, prompt injection, model poisoning, data leakage or AI created malware or ransomware), or through human or technological errors that result from negligence or software “bugs” or other vulnerabilities. Although we dedicate personnel and resources toward protecting against cybersecurity risks and threats, our efforts to protect against cybersecurity risks and threats cannot provide absolute security.

We, and certain of our vendors who process Confidential Information on our behalf, have experienced security attacks and incidents, and we expect such attacks and incidents to continue in the future. For example, in April 2026, Instructure, Inc. experienced a widely reported cybersecurity incident that, among other things, temporarily disrupted the availability of Canvas, which is our primary learning platform. While to date no attacks or incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any perceived or actual unauthorized access to or disclosure of Confidential Information could harm our reputation, decrease demand for our services and products, expose us to liability, penalties, and remedial costs, or otherwise adversely affect our financial performance.

Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude, and threat actors are increasingly sophisticated in using techniques, including AI, that circumvent controls, evade detection, and remove forensic evidence, which means that we and critical third parties may be unable to anticipate, contain, investigate or recover from future attacks or incidents in a timely or effective manner. In addition, given the scanning tools deployed in our information technology (“IT”) environment, we regularly identify and track known security vulnerabilities in our IT Systems but cannot guarantee that patches or mitigating measures will be applied before vulnerabilities can be exploited by a threat actor. Because we make extensive use of third-party service providers, such as cloud services that support our internal and customer-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third-party IT Systems can materially impact our operations and financial results. Furthermore, we may acquire companies or enter into IT Systems integrations with companies that have cybersecurity vulnerabilities or unsophisticated security measures, which exposes us to increased risks.

A significant security incident, or threat thereof, that results in disruption or compromise to our IT Systems or results in Confidential Information, including personal information, being stolen, accessed, used or modified without authorization, or that otherwise disrupts or negatively impacts our operations or IT Systems, could harm our reputation, lead to customer attrition, and expose us to regulatory investigations, enforcement actions or litigation, including class actions. We may also be required to expend significant capital and other resources in response to a security incident, including notification under data privacy and breach notification laws and regulations, and incur expenses related to investigating and containing the incident, restoring lost or corrupted data, and remediating our IT Systems, diverting resources from other projects and disrupting our business. Monetary damages, regulatory fines or penalties and other costs or losses, as well as injunctive remedies that require changes to our business model or practices, could be significant and may exceed insurance policy limits or may not be covered by our insurance at all.

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

We collect information regarding students during the online enrollment process and a significant amount of our curriculum content is delivered over the Internet. As a result, specific federal, state and other jurisdictional laws that could have an impact on our business include the following:

●	COPPA imposes requirements on companies that collect and use personal information from children under the age of 13 online;
●	FERPA, which imposes parental or student consent requirements for specified disclosures of student information to third parties, and certain state student data privacy laws;
●	the CDA, which provides website operators immunity from most claims arising from the publication of third-party content;
●	numerous state cyberbullying laws which require schools to adopt policies on harassment through the Internet or other electronic communications;
●	rapidly emerging state student data privacy laws which require schools to adopt privacy policies and/or require certain contractual commitments from education technology providers are applicable to virtual schools and can significantly vary from one state to another;
●	federal and state laws that govern schools’ obligations to ELL students and students with disabilities; and
●	various jurisdictions’ privacy laws and regulations which may apply to certain aspects of our private schools.

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

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws, including from and about students and children, as well as our employees and business contacts. We and our vendors are therefore subject to a variety of federal, state and foreign data privacy laws, rules, regulations, industry standards and other requirements, which are constantly evolving. It is possible that the requirements under new or existing laws, regulations, and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our handling of information and business operations, which could ultimately hinder our ability to grow our business.

In particular, if we violate FERPA, it could result in a material breach of agreement with one or more of our customers and could harm our reputation. Further, in the event that we disclose learner information in violation of FERPA, the Department of Education could require a customer to suspend our access to their learner information for at least five years. Moreover, COPPA provisions applicable to our business may be modified, interpreted, or applied in new manners that we may be unable to anticipate or prepare for appropriately, and we may incur substantial costs or expenses in attempting to modify our systems, platform, applications, or other technology to address changes in COPPA or interpretations thereof. Additionally, other state, federal, and international privacy laws may also apply to our business, such as the California Consumer Privacy Act.

Even though we believe we and our vendors are generally in compliance with applicable laws, rules and regulations relating to privacy and data security, these laws are in some cases relatively new and the interpretation and application of these laws are uncertain. Any failure or perceived failure to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions (including class action lawsuits) against us by individuals, consumer rights groups, government agencies, or others. We could incur significant costs with such proceedings or actions against, significant negative publicity and an erosion of trust. If any of these events were to occur, our business, financial condition and results of operations could be materially adversely affected.

We utilize a single logistics vendor for the management, receiving, assembly and shipping of all of our learning kits and printed educational materials. In addition, we utilize the same vendor at a second location for the reclamation and redeployment of our student computers. This partnership depends upon execution on the part of both us and the vendor. Any material failure to execute properly for any reason, including damage or disruption to any of the vendor’s facilities, would have an adverse effect on our business, financial condition and results of operations.

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

Additionally, we do not control the operation of these cloud facilities and must rely on AWS and Azure to provide the physical security, facilities management and communications infrastructure services related to our cloud environment. If AWS or Azure encounter financial difficulty, such as bankruptcy or other events beyond our control, that causes them to fail to secure adequately and maintain their hosting facilities or provide the required data communications capacity, students of the schools we serve may experience interruptions in our service or the loss or theft of important customer data.

We rely on third-party cloud infrastructure and related services to deliver and operate our platform and deliver our solutions, and any disruption, limitation, or change in these cloud services could adversely affect our business, results of operations and financial condition.

Our platform and solutions depend on third-party cloud service providers for computing, storage, networking, and data management infrastructure. We currently use Microsoft Azure and Amazon Web Services and may also utilize other cloud providers for hosting, content delivery, analytics, and AI services. These cloud environments are critical to operating our platform and delivering our solutions. If any of these third-party providers experience interruptions, capacity constraints, cybersecurity incidents, or performance degradation, or if we or our clients encounter technical issues in connecting to their platforms, our platform and solutions could become slow, unreliable, or unavailable. Even temporary outages could harm our reputation, trigger service-level penalties under client contracts, and cause clients to delay renewals or choose our competitors. Because many of the services we use are proprietary to our cloud providers, we may have limited ability to quickly migrate workloads to alternative vendors without incurring substantial costs or service disruption. Our dependence on a small number of cloud vendors also exposes us to risks of pricing increases, changes in service terms, data egress or storage costs, and regional availability limitations. Additionally, cloud service failures can originate not only from the primary vendor but from underlying networks, software updates, or third-party subprocessors integrated into those environments. If our providers fail to maintain adequate security, availability, or compliance certifications, or if regulatory changes restrict cross-border data transfers or cloud usage for certain types of data, we may need to re-architect or relocate infrastructure, resulting in additional expense and operational complexity. Any material disruption, data loss, increase in cost, or limitation in the performance, features, or availability of third-party cloud services could adversely affect our business, results of operations, financial condition, and reputation.

Scale and capacity limits on some of our technology, transaction processing systems and network hardware and software may be difficult to project and we may not be able to expand and upgrade our systems in a timely manner to meet significant unexpected increased demand.

As the number of schools we serve increases and our student base grows, the traffic on our transaction processing systems and network hardware and software will rise. In our capacity planning processes, we may be unable to accurately project the rate of increase in the use of our transaction processing systems and network hardware and software. In addition, we may not be able to expand and upgrade our systems and network hardware and software capabilities to accommodate significant unexpected increased or peak use, which will lead to interruptions to our systems, including the platforms provided to students and teachers. If we are unable to appropriately upgrade our systems and network hardware and software in a timely manner, our operations and processes may be temporarily disrupted.

Our efforts to expand capacity may not produce the operational and financial results for which those investments were intended.

As we have grown to serve more schools, students and families in an increasing number of states and countries, we have invested in infrastructure systems and technology to keep pace, such as new communication systems, enterprise hardware and software systems. In the absence of compatible business processes, adequate employee training, integration with other dependent systems, and sufficient staffing, this expanded capacity alone may not result in improved performance or outcomes.

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

We use AI technologies in our platform and offerings, and we are making investments in expanding the use of AI throughout our business. This new and emerging technology, which is in its early stages of commercial use, presents a number of inherent risks. For example AI technologies can create performance, accuracy and reliability issues, unintended biases (including algorithmic bias), and discriminatory outcomes and create other perceived or actual technical, legal, compliance, privacy, security, and ethical risks which could slow our partners' and customers' adoption of our products and services that use AI. While AI-powered applications may help provide more tailored or personalized learner experiences, if the content, analyses, or recommendations that AI applications assist in producing on our platform are, or are perceived to be, deficient, inaccurate, or biased or non-compliant with the law, our reputation, competitive position, and business may be materially and adversely affected. Further, the use of AI technology is subject to ongoing debate in the education industry, including with respect to issues such as plagiarism, cheating, academic integrity, and the scope of appropriate or permissible use of generative AI in the context of both learning and teaching. Furthermore, privacy concerns arise when sensitive student data is used to train generative models, potentially exposing personal information to unauthorized access or misuse. Any unfavorable publicity or perception of our platform, including from our AI products and features, could also adversely affect our reputation and our ability to attract and retain customers. Our reputation and business may be harmed by news or social media coverage, including but not limited to coverage that presents, or relies on, inaccurate, misleading, incomplete, or otherwise damaging information. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

In addition, litigation or government regulation related to the use of AI (including the use of generative AI) may also adversely impact our ability to develop and offer products that use AI, as well as increase the cost and complexity of doing so. In the United States, there has been uncertainty regarding the applicable regulations that will apply to the development and use of AI technologies. For example, certain states have introduced and passed legislation mandating, among other requirements, transparency in AI algorithms and their decision-making processes to prevent discriminatory practices. Notably, the Illinois Student Online Personal Protection Act (SOPPA) sets specific guidelines for protecting student data used by educational technology companies. In addition, developing, testing and deploying AI in our platform, offerings and services involves significant technical complexity and requires specialized expertise. Any disruption or failure in our AI systems or infrastructure could result in delays or errors in our operations, which could harm our business and financial results. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our efforts related to deploying AI in our business.

We may be unable to attract and retain key executives, skilled employees, and trained staff because our employees are located throughout the United States, we may incur additional compliance and litigation costs that could adversely impact our business, financial condition and our results of operations.

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

Our success also depends on our having highly trained financial, technical (including AI), recruiting, sales and marketing personnel. We will need to continue to hire additional personnel as our business grows. A shortage in the number of people with these skills or our failure to attract them to our Company could impede our ability to increase revenues from our existing products and services, ensure full compliance with federal and state regulations, launch new product offerings, and would have an adverse effect on our business and financial results.

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

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term stockholder value. Stock repurchases could also increase the volatility of the trading price of our stock and will diminish our cash reserves and increase our debt.

Although our board of directors has authorized a stock repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. We have, from time to time, repurchased stock under this program and re-initiated repurchases under the program. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility. In addition, implementation of some or all of this program diminishes our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. We have continued to be subject to 1% U.S. federal excise taxes on share repurchases. This tax liability will vary depending on various factors, including the amount and frequency of any stock repurchases and any permitted reductions or exceptions to the amount subject to the tax. Any resulting increase in our tax obligation or cash taxes paid could adversely affect our financial position and cash flows.

Changes in our effective tax rate and additional tax liabilities, including those related to our stock repurchases, and global tax developments may impact our financial results.

We are subject to income taxes in the United States and various other jurisdictions. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in operations, changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes, ambiguity or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities.

We may also be subject to additional tax liabilities and penalties due to changes in non-income-based taxes resulting from changes in U.S. federal, state, provincial, local or international tax laws, changes in tax laws in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, or changes to our business operations, including as a result of acquisitions and dispositions. For example, recent U.S. federal tax legislation continues to create uncertainty in our tax position, cash tax obligations, and financial results. The One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025, represents the most recent example of how rapidly evolving tax laws can materially affect our tax profile. Under Accounting Standards Codification (“ASC”) 740, we recognized the impact of the first phase of OBBBA in the third quarter of 2025. OBBBA also affected our deferred tax assets and liabilities, with an immediate net impact in fiscal year 2026.

We are also subject to tax examinations or engaged in alternative resolutions in multiple jurisdictions. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or changes in measurement of a tax position taken, there can be no assurance that the final determination of any examinations or resolutions will not have an adverse effect on our operating results or financial position.

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

Key elements of our cybersecurity risk management program include:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls and processes;

●	cybersecurity awareness training of our employees, including incident response personnel, and senior management;

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

●	a third-party risk management process for key service providers, suppliers, and vendors based on our assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – We operate in markets that are dependent on IT Systems and technological change. Failure to maintain and support customer-facing services, systems, and platforms, including addressing quality issues and execution on time of new products and enhancements, could negatively impact our revenues and reputation” and “Risk Factors – The failure to prevent a cybersecurity incident affecting our systems could result in the disruption of our services and the disclosure or misappropriation of sensitive information, which could harm our reputation, decrease demand for our services and products, expose us to liability, penalties, and remedial costs, or otherwise adversely affect our financial performance.”

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

Our management team works closely with our CISO to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

ITEM 2.  PROPERTIES

Our headquarters is located in approximately 23,000 square feet of office space in Reston, Virginia. The facility is under a lease that expires in July 2033. In addition, we lease approximately 164,000 square feet in multiple locations throughout the United States under individual leases that expire between August 2026 and May 2031.

ITEM 3.  LEGAL PROCEEDINGS

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 11 – Commitments and Contingencies - Litigation.”

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.0001 per share, is traded on the New York Stock Exchange (the “NYSE”) under the symbol “LRN.” As of July 31, 2026, there were 640 registered holders of our common stock.

Stock Performance Graph

The graph below compares the cumulative return of holders of Stride, Inc.’s common stock with the cumulative returns of the S&P 500 index, the Nasdaq Composite Index, the Russell 2000 Index and our Peer Group Index, which is composed of Covista Inc., Bright Horizons Family Solutions Inc., Coursera, Inc., Duolingo, Inc., Lincoln Educational Services Corporation, Grand Canyon Education Inc., Perdoceo Education Corporation, Pearson plc, Strategic Education Inc., and Universal Technical Institute, Inc. The graph assumes that the value of the investment in our common stock in each index (including reinvestment of dividends) was $100 on June 30, 2021 and tracks it through June 30, 2026. All prices reflect closing prices on the last day of trading at the end of each calendar quarter.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN(1)(2)

Among Stride, Inc., S&P 500 Index, Nasdaq Composite Index, Russell 2000 Index and Peer Group Index

	30-Jun-21	30-Jun-22	30-Jun-23	30-Jun-24	30-Jun-25	30-Jun-26
LRN	100	126	124	194	274	254
Peer Group Index	100	80	96	141	186	181
S&P 500	100	89	107	128	142	162
Nasdaq Composite	100	76	101	128	144	172
Russell 2000	100	72	82	92	99	134
(1)	The information presented above in the stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended (the “Securities Act”), or a filing under the Exchange Act.

(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from a source we believe to be reliable, but we do not assume responsibility for any errors or omissions in such information.

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

Issuer Purchases of Equity Securities

Shares of our common stock that we repurchased during the three months ended June 30, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2026 – April 30, 2026	-	$-	-	411,354,533
May 1, 2026 – May 31, 2026	331,205	$91.87	331,205	380,925,943
June 1, 2026 – June 30, 2026	710,949	$97.88	710,949	311,341,375
Quarter ended, June 30, 2026	1,042,154		1,042,154

(1)	On November 3, 2025, our Board of Directors authorized a stock repurchase program for the purchase of up to $500 million of the Company's common stock until October 31, 2026.

No other stock repurchase programs existed during the three months ended June 30, 2026. See Note 10, “Stock Repurchase Program” to the consolidated financial statements for further information on our stock repurchases.

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary—a general description of our business and key highlights of the year ended June 30, 2026.
●	Key Aspects and Trends of Our Operations—a discussion of items and trends that may impact our business in the upcoming year.
●	Critical Accounting Estimates—a discussion of critical accounting estimates requiring judgments and the application of critical accounting policies.
●	Results of Operations—an analysis of our results of operations in our consolidated financial statements.
●	Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, and quantitative and qualitative disclosures about market risk.

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

During the 2025-2026 school year, we provided our school-as-a-service offering to 92 schools in 31 states and the District of Columbia in the General Education market, and 57 schools or programs in 25 states and the District of Columbia in the Career Learning market.

In 2020, we significantly expanded our Career Learning opportunity by acquiring three adult learning companies, Galvanize, Tech Elevator, and MedCerts. These Adult Learning brands deliver training in software engineering and allied healthcare to consumers and enterprises.

We generate a significant portion of our revenues from the sale of curriculum, administration support and technology services to virtual and blended public schools. The amount of revenue generated from these contracts is impacted largely by the number of enrollments, the mix of enrollments across grades and states, state or district per student funding levels and attendance requirements, among other items.

The two key financial metrics that we use to assess financial performance are revenues and operating income. During the year ended June 30, 2026, revenues increased to $2,518.1 million from $2,405.3 million in the prior year, an increase of 4.7%. Over the same period, operating income increased to $450.8 million from $360.1 million in the prior year, an increase of 25.2%. The increase in operating income was driven by revenue growth and lower selling, general, and administrative expenses. Additionally, we use the non-financial metric of total enrollments to assess performance, as enrollment is a key driver of our revenues. Total enrollments for the year ended June 30, 2026 were 243.9 thousand, an increase of 9.9 thousand, or 4.2%, over the prior year. Our revenues are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results from these audits and other routine changes in funding estimates are incorporated into the Company’s monthly funding estimates for the current and prior periods. Historically, aggregate funding estimates have differed from actual reimbursements, generally in the range of 2% of annual revenue or less, which may vary from year to year.

Key Aspects and Trends of Our Operations

Revenues—Overview

We generate a significant portion of our revenues from the sale of curriculum, administration support and technology services to virtual and blended public schools. We anticipate that these revenues will continue to represent the majority of our total revenues over the next several years. However, we also expect revenues in other aspects of our business to continue to increase as we execute on our growth strategy. Our growth strategy includes increasing revenues in other distribution channels, expanding our adult learning training programs, adding enrollments in our private schools, and expanding our traditional public schools sales channel. Combined revenues from these other sectors were significantly smaller than those from the virtual and blended public schools we served in the year ended June 30, 2026. Our success in executing our strategies will impact future growth. We have several sales channels from which we generate revenues that are discussed in more detail below.

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

Traditional School Districts

We also distribute our educational platform to schools and school districts across the U.S. and provide access to our digital content, learning software, teachers, and support services. Public schools and school districts are increasingly adopting digital educational solutions to augment teaching practices, launch new learning models, cost effectively expand course offerings, provide schedule flexibility, improve student engagement, increase graduation rates, replace textbooks, and retain students. State education funds traditionally allocated for textbook and print materials have also been authorized for the purchase of digital content, including online courses, and, in some cases, have mandated access to online courses.

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

Instructional Costs and Services Expenses

Instructional costs and services expenses include expenses directly attributable to the educational products and services we provide. The public schools we administer are the primary drivers of these costs, including teacher and administrator salaries and benefits and expenses of related support services. We also employ teachers and administrators for instruction and oversight to support traditional public schools and private schools. Instructional costs also include fulfillment costs of student textbooks and materials, depreciation and reclamation costs of computers and printers provided for student use, the cost of any third-party online courses and the amortization of capitalized curriculum and related systems. Our instructional costs are variable and are based directly on our number of schools and enrollments.

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

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services using the following steps:

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

The majority of our contracts are with the following types of customers:

●	a virtual or blended school whereby the amount of revenue is primarily determined by funding the school receives;
●	a school or individual who licenses certain curriculum on a subscription or course-by-course basis; or
●	an enterprise that contracts with the Company to provide online job training.

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

To determine the ratable amount of revenue to recognize in a fiscal quarter, we estimate the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. We review our estimates of funding periodically and update as necessary by adjusting our year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact our results of operations. Since the end of the school year coincides with the end of our fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for our services to the schools plus other costs the schools may incur). Our schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates. For the years ended June 30, 2025, 2024 and 2023, the Company’s aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately 0.8%, 1.8%, and 2.8%, respectively.

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

Under the contracts where we provide products and services to schools, we are responsible for substantially all of the expenses incurred by the school and have generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including our charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that we collect from the school. A school net operating loss in one year does not necessarily mean we anticipate losing money on the entire contract with the school. However, a school’s net operating loss may reduce our ability to collect its management fees in full and revenues recognized are constrained to reflect the expected cash collections from such schools. We record the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations.

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

In addition, we contract with individual customers who have access for one to two years to company-provided online curriculum and generally prepay for services to be received. Adult learners enroll in courses that provide specialized training in a specific industry. Each of these contracts is considered to be one performance obligation. We recognize these revenues ratably over the maximum term of the customer contract based on the defined contract price.

Enterprise Contracts

We provide online job training over a specified contract period to enterprises. Each of these contracts is considered to be one performance obligation. We recognize these revenues based on the number of students trained during the term of the contract based on the defined contract price.

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

We have a valuation allowance on net deferred tax assets of $7.4 million and $7.6 million as of June 30, 2026 and 2025, respectively, for the amount that will likely not be realized.

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

The following represents our current enrollment for each of the periods indicated:

	Years Ended June 30,			2026 / 2025		2025 / 2024
	2026	2025	2024	Change	Change %	Change	Change %

	(In thousands, except percentages)
General Education (1)	134.2	137.7	121.6	(3.5)	(2.5%)	16.1	13.2%
Career Learning (1) (2)	109.7	96.3	72.7	13.4	13.9%	23.6	32.5%
Total Enrollment	243.9	234.0	194.3	9.9	4.2%	39.7	20.4%
(1)	Enrollments reported for the first quarter are equal to the official count date number, which was September 30, 2025 for the first quarter of fiscal year 2026, September 30, 2024 for the first quarter of fiscal year 2025, and September 30, 2023 for the first quarter of fiscal year 2024.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

Revenue Data

Revenues are captured by market based on the underlying customer contractual agreements. Where customers purchase products and services for both General Education and Career Learning markets, we allocate revenues based on the program for which each student is enrolled. All kindergarten through fifth grade students are considered General Education students. Periodically, a middle school or high school student enrollment may change the line of revenue classification.

The following represents our current revenues for each of the periods indicated:

	Years Ended June 30,			Change 2026 / 2025		Change 2025 / 2024
	2026	2025	2024	$	%	$	%

	(In thousands, except percentages)
General Education	$1,417,785	$1,448,676	$1,289,193	$(30,891)	(2.1%)	$159,483	12.4%
Career Learning
Middle - High School	1,043,726	876,287	651,191	167,439	19.1%	225,096	34.6%
Adult	56,570	80,354	99,685	(23,784)	(29.6%)	(19,331)	(19.4%)
Total Career Learning	1,100,296	956,641	750,876	143,655	15.0%	205,765	27.4%
Total Revenues	$2,518,081	$2,405,317	$2,040,069	$112,764	4.7%	$365,248	17.9%

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

Systems – We continue to focus on establishing a secure and reliable technology platform, which integrates proprietary and industry-standard third-party systems, to provide a high-quality educational environment and gives us the capability to grow our customer programs and enrollment. Our end-to-end platform includes single sign-on capability for our content management, learning management, student information, data reporting and analytics, and various support systems that allow customers to provide a high-quality and personalized educational experience for students. Stand-alone products and services can provide curriculum and content hosting on customers’ learning management systems, or integration with customers’ student information systems.

Instructional Services – We provide a broad range of instructional services that includes customer support for instructional teams, including recruitment of state-certified teachers, training in research-based online instruction methods and Stride systems, oversight and evaluation services, and ongoing professional development. Stride also provides training options to support teachers and parents to meet students’ learning needs. Stride’s range of training options is designed to enhance skills needed to teach using an online learning platform and include hands-on training, on-demand courses, and support materials.

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

Financial Information

In this section of the Form 10-K, we provide our financial information comparison for the years ended June 30, 2026 and 2025. Our financial information comparison for the years ended June 30, 2025 and 2024 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the Securities and Exchange Commission (“SEC”) on August 5, 2025.

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Years Ended June 30,
	2026		2025

	(In thousands, except percentages)
Revenues	$2,518,081	100.0%	$2,405,317	100.0%
Instructional costs and services	1,567,481	62.2	1,461,398	60.8
Gross margin	950,600	37.8	943,919	39.2
Selling, general, and administrative expenses	499,833	19.8	524,347	21.8
Impairment of long-lived assets	—	—	59,478	2.5
Income from operations	450,767	17.9	360,094	15.0
Interest expense, net	(11,778)	(0.5)	(10,504)	(0.4)
Other income, net	2,173	0.1	33,629	1.4
Income before income taxes and loss from equity method investments	441,162	17.5	383,219	15.9
Income tax expense	(102,765)	(4.1)	(93,007)	(3.9)
Loss from equity method investments	(205)	(0.0)	(2,271)	(0.1)
Net income attributable to common stockholders	$338,192	13.4%	$287,941	12.0%

Comparison of the Years Ended June 30, 2026 and 2025

Revenues. Our revenues for the year ended June 30, 2026 were $2,518.1 million, an increase of $112.8 million, or 4.7%, from $2,405.3 million for the year ended June 30, 2025. General Education revenues decreased $30.9 million, or 2.1%, year over year. The primary drivers for the decrease in General Education revenue were changes in school mix and a 2.5% decrease in enrollments. Career Learning revenues increased $143.7 million, or 15.0%, primarily due to a 13.9% increase in enrollments and school mix. In addition, revenue recognized in each of the periods includes certain adjustments resulting from the completion of state and district audits and reconciliation processes related to services provided in prior years. These adjustments were not material and were recognized in the period in which the audit or reconciliation was finalized and the outcome became known and reasonably estimable. While these items contributed to reported revenue in each period, they were not a significant driver of the year over year change.

Instructional costs and services expenses. Instructional costs and services expenses for the year ended June 30, 2026 were $1,567.5 million, an increase of $106.1 million, or 7.3%, from $1,461.4 million for the year ended June 30, 2025. This increase in expense was due to hiring of personnel and salary increases, student computer costs, and the amortization of technology investments, partially offset by a lease termination gain related to our San Francisco lease. Instructional costs and services expenses were 62.2% of revenues during the year ended June 30, 2026, an increase from 60.8% for the year ended June 30, 2025.

Selling, general, and administrative expenses. Selling, general and administrative expenses for the year ended June 30, 2026 were $499.8 million, a decrease of $24.5 million, or 4.7% from $524.3 million for the year ended June 30, 2025. The decrease was primarily due to a decrease of $21.8 million in personnel and related benefit costs. Selling, general, and administrative expenses were 19.8% of revenues during the year ended June 30, 2026, a decrease from 21.8% for the year ended June 30, 2025.

Impairment of long-lived assets. We did not have any impairments of long-lived assets during the year ended June 30, 2026. Impairment of long-lived assets for the year ended June 30, 2025 was $59.5 million. The impairment was related to the intangible assets and operating lease right-of-use assets associated with an asset group unrelated to our core operations, comprised entirely of Galvanize, a wholly-owned subsidiary.

Interest expense, net. Net interest expense for the year ended June 30, 2026 was $11.8 million as compared to $10.5 million for the year ended June 30, 2025. The increase in net interest expense was primarily due to an increase in our finance leases.

Other income, net. Other income, net for the year ended June 30, 2026 was $2.2 million as compared to $33.6 million for the year ended June 30, 2025. The change in other income, net was primarily due to unrealized losses related to our investments in publicly held equity securities.

Income tax expense. Income tax expense was $102.8 million for the year ended June 30, 2026, or 23.3% of income before taxes, as compared to $93.0 million, or 24.4% of income before taxes for the year ended June 30, 2025. The decrease in the effective income tax rate for the year ended June 30, 2026, as compared to the effective tax rate for the year ended June 30, 2025, was primarily due to stock-based compensation.

Discussion of Seasonality of Financial Condition

Certain accounts in our balance sheets are subject to seasonal fluctuations. As our enrollments and revenues grow, we expect these seasonal trends to be amplified.

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

Liquidity and Capital Resources

In this section of the Form 10-K, we provide our discussion of the changes in liquidity and capital resources for the years ended June 30, 2026 and 2025. Our discussion of the changes in liquidity and capital resources for the years ended June 30, 2025 and 2024 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on August 5, 2025.

As of June 30, 2026, we had net working capital, or current assets minus current liabilities, of $1,427.3 million. Our working capital includes cash and cash equivalents of $754.5 million and accounts receivable of $664.8 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at June 30, 2026.

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

We are a lessee under finance leases for computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of June 30, 2026 and 2025, the finance lease liability was $116.9 million and $86.9 million, respectively, with lease interest rates ranging from 4.12% to 6.72%.

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

Operating Activities

Net cash provided by operating activities for the year ended June 30, 2026 was $433.8 million compared to $432.8 million for the year ended June 30, 2025. The $1.0 million increase in cash provided by operating activities was primarily due to higher net income, adjusted for non-cash items, partially offset by unfavorable changes in working capital, related to accrued liabilities and accrued compensation and benefits.

Investing Activities

Net cash used in investing activities for the year ended June 30, 2026 was $179.8 million compared to $88.0 million for the year ended June 30, 2025. The $91.8 million increase in cash used in investing activities was primarily due to a $38.1 million increase in net purchases of marketable securities, a $34.9 million increase in other investments, and $18.8 million increase in capital expenditures.

Financing Activities

Net cash used in financing activities for the year ended June 30, 2026 was $282.0 million compared to $62.9 million for the year ended June 30, 2025. The $219.1 million increase in cash used in financing activities was primarily due to the purchase of treasury stock of $188.7 million, an increase in the repurchase of restricted stock for income tax withholding of $15.0 million, and an increase in the repayment of finance lease obligations of $15.4 million.

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

Interest Rate Risk

At June 30, 2026 and 2025, we had cash and cash equivalents totaling $754.5 million and $782.5 million, respectively. Our excess cash has been invested in money market funds, government securities, corporate debt securities and similar investments. At June 30, 2026, a 1% gross increase in interest rates for our variable-interest instruments would result in a $7.5 million annualized increase in interest income. Additionally, the fair value of our investment portfolio is subject to changes in market interest rates.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Stride, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stride, Inc. and subsidiaries (the Company) as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 4, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenues from certain funding-based contracts

As discussed in Note 3 to the consolidated financial statements, the Company’s General Education and Middle - High School Career Learning revenues are primarily from funding-based contracts. The Company estimates funding-based contract revenue from state governments or school districts based upon the amount of expected funds each school will receive. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district.

We identified the evaluation of revenue from certain funding-based contracts as a critical audit matter. Subjective auditor judgment was required to evaluate the nature of audit evidence obtained to evaluate the number of students enrolled in each school and the established per enrollment funding levels.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to estimate funding-based contract revenue, including the determination of number of students enrolled at each school and per enrollment funding levels. For certain funding-based contracts, we obtained admissions records detailing the number of students enrolled to evaluate the established per enrollment funding levels based on the respective state or school district requirements. We evaluated the revenue from certain funding-based contracts recorded by recalculating funding levels in accordance with the respective state or school district requirements.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

McLean, Virginia

August 4, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Stride, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Stride, Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated August 4, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

August 4, 2026

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Stride, Inc.

Reston, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Stride, Inc. (the “Company”) for the year ended June 30, 2024, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Potomac, Maryland

August 6, 2024

STRIDE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2026	2025

	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$754,501	$782,497
Accounts receivable, net of allowance of $31,302 and $31,124	664,788	559,646
Inventories, net	38,250	37,570
Prepaid expenses	43,052	35,579
Marketable securities	203,499	202,769
Other current assets	12,033	14,673
Total current assets	1,716,123	1,632,734
Property and equipment, net	102,042	78,582
Capitalized software, net	95,002	75,314
Capitalized curriculum development costs, net	56,895	58,584
Intangible assets, net	10,876	18,227
Goodwill	246,676	246,676
Deferred tax asset	—	26,377
Deposits and other assets	207,938	157,465
Total assets	$2,435,552	$2,293,959
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$46,742	$43,962
Accrued liabilities	95,446	103,276
Accrued compensation and benefits	62,896	74,939
Deferred revenue	20,553	26,995
Current portion of finance lease liability	60,477	42,316
Current portion of operating lease liability	2,737	11,391
Total current liabilities	288,851	302,879
Long-term finance lease liability	56,455	44,567
Long-term operating lease liability	8,316	35,164
Long-term debt	417,995	416,322
Deferred tax liability	13,033	—
Other long-term liabilities	18,573	15,408
Total liabilities	803,223	814,340
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 49,126,917 and 48,852,419 shares issued; and 41,477,230 and 43,517,676 shares outstanding, respectively	4	4
Additional paid-in capital	739,829	735,711
Accumulated other comprehensive loss	(59)	(67)
Retained earnings	1,184,645	846,453
Treasury stock of 7,649,687 and 5,334,743 shares at cost, respectively	(292,090)	(102,482)
Total stockholders’ equity	1,632,329	1,479,619
Total liabilities and stockholders' equity	$2,435,552	$2,293,959

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2026	2025	2024

	(In thousands except share and per share data)
Revenues	$2,518,081	$2,405,317	$2,040,069
Instructional costs and services	1,567,481	1,461,398	1,276,466
Gross margin	950,600	943,919	763,603
Selling, general, and administrative expenses	499,833	524,347	514,003
Impairment of long-lived assets	—	59,478	—
Income from operations	450,767	360,094	249,600
Interest expense, net	(11,778)	(10,504)	(8,812)
Other income, net	2,173	33,629	26,900
Income before income taxes and income (loss) from equity method investments	441,162	383,219	267,688
Income tax expense	(102,765)	(93,007)	(64,482)
Income (loss) from equity method investments	(205)	(2,271)	977
Net income attributable to common stockholders	$338,192	$287,941	$204,183
Net income attributable to common stockholders per share:
Basic	$7.92	$6.69	$4.79
Diluted	$7.14	$5.95	$4.69
Weighted average shares used in computing per share amounts:
Basic	42,717,156	43,041,274	42,626,588
Diluted	47,332,855	48,413,717	43,535,441

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended June 30,
	2026	2025	2024

	(In thousands)
Net income	$338,192	$287,941	$204,183
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	8	(25)	(7)
Comprehensive income attributable to common stockholders	$338,200	$287,916	$204,176

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock
(In thousands except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

Balance, June 30, 2023	48,339,048	$4	$695,480	$(35)	$354,329	(5,334,743)	$(102,482)	$947,296
Net income	—	—	—	—	204,183	—	—	204,183
Foreign currency translation adjustment	—	—	—	(7)	—	—	—	(7)
Stock-based compensation expense	—	—	32,810	—	—	—	—	32,810
Vesting of performance share units, net of tax withholding	31,426	—	—	—	—	—	—	—
Issuance of restricted stock awards	507,443	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(153,728)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(148,025)	—	(8,257)	—	—	—	—	(8,257)
Balance, June 30, 2024	48,576,164	$4	$720,033	$(42)	$558,512	(5,334,743)	$(102,482)	$1,176,025

Net income	—	—	—	—	287,941	—	—	287,941
Foreign currency translation adjustment	—	—	—	(25)	—	—	—	(25)
Stock-based compensation expense	—	—	37,295	—	—	—	—	37,295
Vesting of performance share units, net of tax withholding	173,804	—	—	—	—	—	—	—
Issuance of restricted stock awards	317,490	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(84,389)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(130,650)	—	(21,617)	—	—	—	—	(21,617)
Balance, June 30, 2025	48,852,419	$4	$735,711	$(67)	$846,453	(5,334,743)	$(102,482)	$1,479,619

Net income	—	—	—	—	338,192	—	—	338,192
Foreign currency translation adjustment	—	—	—	8	—	—	—	8
Stock-based compensation expense	—	—	40,370	—	—	—	—	40,370
Purchase of treasury stock, net of tax	—	—	—	—	—	(2,314,944)	(189,608)	(189,608)
Vesting of performance share units, net of tax withholding	245,412	—	—	—	—	—	—	—
Issuance of restricted stock awards	206,518	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(64,562)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(112,870)	—	(36,252)	—	—	—	—	(36,252)
Balance, June 30, 2026	49,126,917	$4	$739,829	$(59)	$1,184,645	(7,649,687)	$(292,090)	$1,632,329

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2026	2025	2024

	(In thousands)
Cash flows from operating activities
Net income	$338,192	$287,941	$204,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	126,562	114,669	109,683
Stock-based compensation expense	40,255	36,794	31,462
Deferred income taxes	39,993	(17,783)	2,890
Provision for credit losses	16,463	15,267	22,844
Amortization of fees on debt	1,673	1,647	1,640
Noncash operating lease expense	5,063	12,265	14,246
Impairment of long-lived assets	—	59,478	—
Other	20,514	(596)	849
Changes in assets and liabilities:
Accounts receivable	(121,370)	(102,188)	(32,056)
Inventories, prepaid expenses, deposits and other current and long-term assets	6,538	(6,239)	(8,877)
Accounts payable	2,164	310	(6,844)
Accrued liabilities	(10,188)	40,915	(16,556)
Accrued compensation and benefits	(11,828)	9,913	7,394
Operating lease liability	(16,943)	(12,396)	(14,990)
Deferred revenue and other liabilities	(3,274)	(7,181)	(37,071)
Net cash provided by operating activities	433,814	432,816	278,797
Cash flows from investing activities
Purchase of property and equipment	(587)	(1,781)	(2,270)
Capitalized software development costs	(61,591)	(36,428)	(40,653)
Capitalized curriculum development costs	(16,668)	(21,801)	(18,666)
Other acquisitions, loans and investments, net of distributions	(55,538)	(20,682)	(5,196)
Proceeds from the maturity of marketable securities	279,497	252,930	204,487
Purchases of marketable securities	(324,941)	(260,233)	(277,573)
Net cash used in investing activities	(179,828)	(87,995)	(139,871)
Cash flows from financing activities
Repayments on finance lease obligations	(56,856)	(41,469)	(40,919)
Purchase of treasury stock	(188,659)	—	—
Repurchase of restricted stock for income tax withholding	(36,467)	(21,469)	(8,200)
Net cash used in financing activities	(281,982)	(62,938)	(49,119)
Net change in cash, cash equivalents and restricted cash	(27,996)	281,883	89,807
Cash, cash equivalents and restricted cash, beginning of period	782,497	500,614	410,807
Cash, cash equivalents and restricted cash, end of period	$754,501	$782,497	$500,614

See accompanying notes to consolidated financial statements.

STRIDE, INC.

Notes to Consolidated Financial Statements

1. Description of the Business

Stride, Inc., together with its subsidiaries (“Stride” or the “Company”), is a technology company providing an educational platform to deliver online learning to students throughout the U.S. The brand reflects the Company’s continued growth into lifelong learning, regardless of a student’s age or location. The Company’s platform hosts products and services to attract, enroll, educate, track progress, and support students. These products and services, spanning curriculum, systems, instruction, and support services, are designed to help learners of all ages reach their full potential through inspired teaching and personalized learning. The Company’s clients are primarily public and private schools, school districts, and charter boards. Additionally, it provides solutions to employers, government agencies and consumers. These products and services are provided through two lines of revenue:

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

3. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Standards Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and for interim periods for

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

fiscal years beginning after December 15, 2025. The Company adopted this guidance prospectively, as permitted by ASU 2023-09, in the fourth quarter of 2026. The adoption is reflected in Note 5, “Income Taxes.”

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). This update provides investors with enhanced detail regarding components of expenses presented in the income statement, aiming to improve transparency and enable precise understanding of a company’s cost structure. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company will review the extent of new disclosures necessary in the coming quarters, prior to implementation during fiscal year 2028. Other than additional disclosure, the Company does not expect a change to its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The update provides an optional practical expedient for public companies to estimate expected credit losses on current accounts receivable and contract assets arising from ASC 606 transactions by assuming that conditions at the balance sheet date remain unchanged over the assets’ remaining lives. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 (including interim periods), with early adoption permitted. The Company is assessing the impact of the ASU and whether to elect the practical expedient upon adoption in fiscal year 2027.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to the allowance for credit losses, inventory reserves, amortization periods, the allocation of the purchase price to the fair value of net assets and liabilities acquired in business combinations, fair values used in asset impairment evaluations, valuation of long-lived assets, accrual for incurred but not reported (“IBNR”) claims, contingencies, income taxes, fair value of contingent consideration, and stock-based compensation expense. The Company bases its estimates on historical experience and various assumptions that it believes are reasonable under the circumstances. The results of the analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

The majority of the Company’s contracts are with the following types of customers:

●	a virtual or blended school whereby the amount of revenue is primarily determined by funding the school receives;
●	a school or individual who licenses certain curriculum on a subscription or course-by-course basis; or
●	an enterprise that contracts with the Company to provide online job training.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

To determine the ratable amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates. Historically, aggregate funding estimates have differed from actual reimbursements, generally in the range of 2% of annual revenue or less, which may vary from year to year. For the years ended June 30, 2025, 2024 and 2023, the Company’s aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately 0.8%, 1.8%, and 2.8%, respectively.

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

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and revenues recognized are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the years ended June 30, 2026, 2025 and 2024, the Company’s revenues included an adjustment for net school operating losses at the schools of $17.2 million, $14.5 million, and $17.0 million, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expense in the consolidated statements of operations. For the years ended June 30, 2026, 2025 and 2024, the Company recognized revenue associated with these schools of $683.6 million, $662.6 million and $576.4 million, respectively.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the years ended June 30, 2026, 2025 and 2024, approximately 96%, 95%, and 93%, respectively, of the Company’s General Education revenues, and 100%, 100% and 100%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for the years ended June 30, 2026, 2025 and 2024:

	Years Ended June 30,
	2026	2025	2024

	(In thousands)
General Education	$1,417,785	$1,448,676	$1,289,193
Career Learning
Middle - High School	1,043,726	876,287	651,191
Adult	56,570	80,354	99,685
Total Career Learning	1,100,296	956,641	750,876
Total Revenues	$2,518,081	$2,405,317	$2,040,069

Concentration of Customers

During each of the years ended June 30, 2026, 2025 and 2024, the Company had no contracts that represented greater than 10% of total revenues.

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

The opening and closing balances of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	June 30,
	2026	2025	2024

	(In thousands)
Accounts receivable	$664,788	$559,646	$472,754
Unbilled receivables (included in accounts receivable)	24,351	19,902	19,499
Deferred revenue	20,553	26,995	35,742
Deferred revenue, long-term (included in other long-term liabilities)	58	327	1,097

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and its contracts. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the term of the contract, as well as changes in the estimates of variable consideration. Typically, each of these balances is at its highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the years ended June 30, 2026, 2025 and 2024, that was included in the previous July 1st deferred revenue balance was $25.8 million, $32.0 million, and $74.4 million, respectively. During the years ended June 30, 2026, 2025 and 2024, the Company recorded revenues of $18.4 million, $35.9 million and $51.0 million, respectively, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of June 30, 2026 was $0.1 million.

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

Research and Development Costs

All research and development costs, including patent application costs, are expensed as incurred. Research and development costs totaled $22.0 million, $16.6 million and $16.7 million for the years ended June 30, 2026, 2025 and 2024, respectively, and are included within selling, general and administrative expenses in the consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents generally consist of cash on hand and cash held in money market and demand deposit accounts. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company periodically has cash balances which exceed federally insured limits.

Investments in Marketable Securities

The Company’s marketable securities generally consist of bonds and other securities which are classified as held-to-maturity. The securities with maturities between three months and one year are classified as short-term and are included in marketable securities on the consolidated balance sheets. The securities with maturities greater than one year are classified as long-term and are included in deposits and other assets on the consolidated balance sheets. Held-to-maturity securities are recorded at their amortized cost. The Company recorded interest income of $30.4 million, $31.6 million and $25.6 million for the years ended June 30, 2026, 2025 and 2024, respectively. This activity is recorded within other income (expense) within the consolidated statements of operations.

The Company reviews the held-to-maturity debt securities for declines in fair value below the amortized cost basis under the credit loss model of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Any decline in fair value related to a credit loss is recognized in the consolidated statements

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of June 30, 2026 and 2025, the allowance for credit losses recognized related to held-to-maturity debt securities was $0.2 million and zero, respectively.

As of June 30, 2026, the Company’s marketable securities consisted of investments in corporate bonds, U.S. Treasury notes and commercial paper. The short-term and long-term portions were $203.6 million and $76.2 million, respectively. The maturities of the Company’s long-term marketable debt securities range from one to two years.

The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$112,160	$(160)	$112,000	$(269)	$111,731
U.S. Treasury Notes	141,689	(50)	141,639	(259)	141,380
Commercial Paper	25,956	(12)	25,944	-	25,944
Total	$279,805	$(222)	$279,583	$(528)	$279,055

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

In addition to bonds and other held-to-maturity securities, the Company’s marketable securities also include investments in publicly held equity securities. The publicly held equity securities have readily determinable fair values, are included in deposits and other assets on the consolidated balance sheets, and are measured at fair value with changes recognized in other income (expense) within the consolidated statement of operations.

As of June 30, 2026 and 2025, the Company’s investments in publicly held equity securities were $42.3 million and $19.9 million, respectively. For the years ended June 30, 2026, 2025 and 2024, the Company recorded a net unrealized (losses) gains of ($24.0) million, $1.0 million, and zero, respectively, related to changes in the fair value of the underlying securities of its publicly held equity securities.

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

The Company’s allowance for credit losses increased from $31.1 million as of June 30, 2025 to $31.3 million as of June 30, 2026. The increase of $0.2 million is due primarily to a $16.4 million current year provision, less $16.2 million in adjustments and amounts written off. The Company’s allowance for credit losses decreased from $31.3 million as of June 30, 2024 to $31.1 million as of June 30, 2025. The decrease of $0.2 million is due primarily to a $15.3 million current

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

year provision, less $15.5 million in amounts written off.

The Company writes off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of June 30, 2026 and 2025, $14.7 million and $13.6 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $9.4 million and $6.8 million at June 30, 2026 and 2025, respectively.

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

As of June 30, 2026 and 2025, the Company recorded $18.0 million and $17.5 million, respectively, of costs related to SaaS implementation within prepaid expenses in the consolidated balance sheets. As of June 30, 2026 and 2025, the Company recorded $28.1 million and $43.3 million, respectively, of costs related to SaaS implementation within deposits and other assets in the consolidated balance sheets.

During the years ended June 30, 2026, 2025 and 2024, the Company amortized $13.8 million, $3.4 million, and zero, respectively, of SaaS implementation costs to instructional costs and services. SaaS implementation costs amortized to selling, general and administrative expenses were $17.3 million, $16.0 million, and $15.8 million, during the years ended June 30, 2026, 2025 and 2024, respectively. There were no material impairments of SaaS implementation costs for the years ended June 30, 2026, 2025 and 2024.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Property and equipment are depreciated over the following useful lives:

Useful Life
Computer hardware	3 - 5 years
Computer software	3 - 5 years
Financed computers and printers	3 years
Web site development	3 - 5 years
Office equipment	3 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	Shorter of useful life or term of the lease

The Company makes an estimate of unreturned student computers and printers based on an analysis of recent trends of returns. The Company recorded accelerated depreciation of $5.4 million, $4.3 million and $4.0 million for the years ended June 30, 2026, 2025 and 2024, respectively, related to unreturned student computers and printers.

The Company fully expenses computer peripheral equipment (e.g., keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $4.4 million, $3.8 million and $4.0 million for the years ended June 30, 2026, 2025 and 2024, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software additions totaled $61.6 million, $36.4 million and $40.7 million for the years ended June 30, 2026, 2025 and 2024, respectively. There were no material write-downs of capitalized software projects for the years ended June 30, 2026, 2025 and 2024.

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

Total capitalized curriculum development additions were $16.7 million, $21.8 million and $18.7 million for the years ended June 30, 2026, 2025 and 2024, respectively. These amounts are recorded on the consolidated balance sheets, net of amortization charges. There were no material write-downs of capitalized curriculum development costs for the years ended June 30, 2026, 2025 and 2024.

Leases

The Company’s principal leasing activities include computers and peripherals, classified as finance leases, and facilities, classified as operating leases.

Leases are classified as operating leases unless they meet any of the criteria below to be classified as a finance lease:

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

Operating Leases

The Company enters into agreements for facilities that serve as offices for its headquarters and school operations. Lease terms vary between 1 and 7 years. Certain leases include renewal options, usually based upon current market rates, as well as termination rights. The Company performs an evaluation of each lease to determine if the lease payments included in the renewal option should be included in the initial measurement of the lease liability.

Discount Rate

The present value of the lease payments is calculated using either the rate implicit in the lease, or the lessee’s incremental borrowing rate, over the lease term. For the majority of the Company’s finance and operating leases, the stated rate is not defined within the lease terms. Therefore, the Company uses its incremental borrowing rate as the discount rate. The incremental borrowing rate is defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment and is calculated using comparative credit ratings.

Policy Elections

Short-term Leases

The Company has elected as an ongoing accounting policy election not to record a right-of-use asset or lease liability on its short-term facility leases of 12 months or less, and will expense its lease payments on a straight-line basis over the lease term. The accounting policy election is made by class of underlying asset to which the right of use relates. The Company has elected to apply the accounting policy election only to operating leases.

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology, and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the years ended June 30, 2026, 2025 and 2024 was $7.4 million, $9.9 million and $12.9 million, respectively, and is included within selling, general, and administrative expenses in the consolidated statements of operations. Future amortization of intangible assets is expected to be $5.9 million, $4.1 million, $0.3 million, $0.2 million and $0.1 million in the fiscal years ending June 30, 2027 through June 30, 2031, respectively, and $0.1 million thereafter.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

During the years ended June 30, 2026, 2025 and 2024, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

The following table represents the balance of the Company’s goodwill for the years ended June 30, 2026, 2025 and 2024:

($ in millions)	Amount
Goodwill
Balance as of June 30, 2024	$246.7

Balance as of June 30, 2025	$246.7
—
Balance as of June 30, 2026	$246.7

The following table represents the balance of the Company’s intangible assets as of June 30, 2026 and 2025:

	June 30, 2026			June 30, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Value
Trade names	$70.6	$(63.8)	$6.8	$70.6	$(60.4)	$10.2
Customer and distributor relationships	37.1	(35.8)	1.3	37.1	(33.7)	3.4
Developed technology	21.7	(19.1)	2.6	21.7	(17.3)	4.4
Other	1.4	(1.2)	0.2	1.4	(1.2)	0.2
Total	$130.8	$(119.9)	$10.9	$130.8	$(112.6)	$18.2

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset.

During the year ended June 30, 2025, the Company reviewed an asset group unrelated to its core operations, comprised entirely of Galvanize, a wholly-owned subsidiary, for impairment and determined that the carrying value exceeded its fair value. This review was prompted by changes in the expected use of certain long-lived assets as the Company decided to exit specific leased facilities. The fair value of the asset group was determined using a discounted cash flow methodology based on expected future cash flows. The Company recorded an impairment loss of $59.5 million, which is separately disclosed in the consolidated statements of operations under impairment of long-lived assets and

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

included in income from operations. This loss comprises $32.2 million associated with intangible assets and $27.3 million related to operating lease right-of-use assets.

During the years ended June 30, 2026 and 2024, there were no events or changes in circumstances that may indicate that the carrying amount of the long-lived assets may not be recoverable.

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

Stock-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. Certain restricted stock awards with a market-based performance component are valued using a Monte Carlo simulation model that considers a variety of factors, including, but not limited to, the Company’s common stock price, risk-free rate, and expected stock price volatility over the expected life of awards. The Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture.

Advertising and Marketing Costs

Advertising and marketing costs consist primarily of internet advertising and online marketing, and are expensed when incurred. Advertising costs totaled $92.1 million, $103.6 million and $96.5 million for the years ended June 30, 2026, 2025 and 2024, respectively, and are included within selling, general, and administrative expenses in the consolidated statements of operations.

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

The carrying values reflected in the consolidated balance sheets for cash and cash equivalents, receivables, and short-term obligations approximate their fair values, as they are largely short-term in nature. As of June 30, 2026, the estimated fair value of the long-term debt was $747.6 million. The Company estimated the fair value based on the quoted

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

market prices in an inactive market (Level 2). The long-term debt, comprised of the Company’s convertible senior notes due 2027, is recorded at face value less the unamortized debt issuance costs on its consolidated balance sheet, and is discussed in more detail in Note 7, “Debt.” As of June 30, 2026, the estimated fair value of the Company’s held-to-maturity marketable securities based on the quoted market prices in an inactive market (Level 2) was $266.2 million. As of June 30, 2026, the estimated fair value of the Company’s held-to-maturity marketable securities based on quoted prices in an active market (Level 1) was $12.9 million. As of June 30, 2026, the fair value of the Company’s publicly held equity securities was $42.3 million. The fair value was determined using quoted prices in an active market (Level 1). The held-to-maturity marketable securities and publicly held equity securities are discussed in more detail in Note 3, “Summary of Significant Accounting Policies - Investments in Marketable Securities.”

There was no activity related to the Company’s fair value measurements categorized as Level 3 in the valuation hierarchy, valued on a recurring basis, for the years ended June 30, 2026, 2025 and 2024.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted net income (loss) per share (“EPS”) reflects the potential dilution that could occur assuming vesting of all dilutive unvested restricted stock awards. The dilutive effect of restricted stock awards is determined using the treasury stock method. Under the treasury stock method, the proceeds received from the vesting of restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded as income tax expense when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Restricted stock awards are not included in the computation of diluted net income (loss) per share when they are anti-dilutive. Common stock outstanding reflected in the Company’s consolidated balance sheets includes restricted stock awards outstanding. The dilutive effect of the Company’s convertible debt is determined using the if-converted method when the Company’s stock is trading above the conversion price. However, based on the structure of the instrument and how it is settled upon conversion, it would produce a similar result as the previously applied treasury stock method. The dilutive effect of the Company’s employee stock purchase plan shares is also determined by the treasury stock method. Under the treasury stock method, the total expected employee payroll contributions and unrecognized compensation cost are assumed to be used to repurchase shares of the Company’s common stock.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Years Ended June 30,
	2026	2025	2024

	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$338,192	$287,941	$204,183
Weighted average common shares — basic	42,717,156	43,041,274	42,626,588
Basic net income per share	$7.92	$6.69	$4.79

Diluted net income per share computation:

Net income attributable to common stockholders	$338,192	$287,941	$204,183
Share computation:
Weighted average common shares — basic	42,717,156	43,041,274	42,626,588
Effect of dilutive restricted stock, convertible debt, and the employee stock purchase plan	4,615,699	5,372,443	908,853
Weighted average common shares — diluted	47,332,855	48,413,717	43,535,441
Diluted net income per share	$7.14	$5.95	$4.69

For the years ended June 30, 2026, 2025 and 2024, shares issuable in connection with restricted stock, convertible debt, and the 2025 Employee Stock Purchase Plan (the “2025 ESPP”) of 2,778,431, 2,400,621 and 7,658 respectively, were excluded from the diluted income per common share calculation because the effect would have been anti-dilutive. In connection with the issuance of the 1.125% Convertible Senior Notes due 2027 (“Notes”), the Company entered into capped call transactions (the “Capped Call Transactions”) as described further in Note 7, “Debt.” The Capped Call Transactions are intended to reduce the potential dilution to the Company’s common stock upon conversion of the Notes and/or to offset any cash payments the Company may be required to make in excess of the principal amount of the Notes.

Reclassification

Certain previous year amounts have been reclassified to conform with current year presentation, as related to the balance sheets.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment and Capitalized Software and Curriculum

Property and equipment consists of the following at:

	June 30,
	2026	2025

	(In thousands)
Financed computers and printers	$225,777	$173,009
Computer software	3,927	5,568
Computer hardware	3,722	4,604
Leasehold improvements	8,587	10,327
State testing computers	7,149	7,151
Furniture and fixtures	2,252	3,107
Office equipment	79	129
Web site development	2,626	436
	254,119	204,331
Less accumulated depreciation and amortization	(152,077)	(125,749)
	$102,042	$78,582

The Company recorded depreciation expense related to property and equipment reflected in selling, general, and administrative expenses of $3.0 million, $2.8 million and $3.8 million during the years ended June 30, 2026, 2025 and 2024, respectively. Depreciation expense of $54.6 million, $39.3 million and $32.9 million related to property and equipment is reflected in instructional costs and services during the years ended June 30, 2026, 2025 and 2024, respectively.

The Company incurs maintenance and repair expenses, which are expensed as incurred, and are generally recorded in selling, general, and administrative expenses.

Capitalized software costs consist of the following at:

	June 30,
	2026	2025

	(In thousands)
Capitalized software	$276,089	$323,782
Less accumulated depreciation and amortization	(181,087)	(248,468)
	$95,002	$75,314

The Company recorded amortization expense of $29.8 million, $35.6 million and $34.4 million related to capitalized software reflected in instructional costs and services and $13.0 million, $9.5 million and $7.9 million reflected in selling, general, and administrative expenses during the years ended June 30, 2026, 2025 and 2024, respectively.

Capitalized curriculum development costs consist of the following at:

	June 30,
	2026	2025

	(In thousands)
Capitalized curriculum development costs	$204,674	$187,641
Less accumulated depreciation and amortization	(147,779)	(129,057)
	$56,895	$58,584

The Company recorded amortization expense of $18.9 million, $17.5 million and $17.7 million related to

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

capitalized curriculum development costs reflected in instructional costs and services during the years ended June 30, 2026, 2025 and 2024, respectively.

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

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following:

	June 30,
	2026	2025

	(In thousands)
Deferred tax assets
Net operating loss carryforward	$13,524	$13,888
Reserves	10,545	9,154
Accrued expenses	11,916	15,441
Stock compensation expense	7,320	6,881
Other assets	2,170	3,308
Convertible debt	9,085	4,059
Deferred revenue	122	260
Capitalized software and website development costs	—	4,680
Lease liability	2,659	11,136
Total deferred tax assets	57,341	68,807
Deferred tax liabilities
Capitalized curriculum development	(9,758)	(10,071)
Capitalized software and website development costs	(24,023)	—
Property and equipment	(18,259)	(11,460)
Right-of-use assets	(1,755)	(3,832)
Returned materials	(2,220)	(2,722)
Purchased intangibles	(6,943)	(6,717)
Total deferred tax liabilities	(62,958)	(34,802)
Net deferred tax (liability) asset before valuation allowance	(5,617)	34,005
Valuation allowance	(7,416)	(7,628)
Net deferred tax (liability) asset	$(13,033)	$26,377
Reported as:
Long-term deferred tax (liability) asset	$(13,033)	$26,377

The Company maintained a valuation allowance on net noncurrent deferred tax assets of $7.4 million and $7.6 million as of June 30, 2026 and 2025, respectively, predominantly related to foreign and state income tax net operating losses ("NOL").

At June 30, 2026, the Company had approximately $24.5 million of available federal NOL carryforwards solely related to the acquisition of Galvanize in January 2020. The available federal NOL carryforwards were generated after 2017 and have an indefinite carryforward period due to the Tax Cuts and Jobs Act (the “Tax Act”). Section 382 of the Internal Revenue Code limits the utilization of NOL carryforwards following a change of control. The Company has performed an analysis of the Section 382 ownership changes and have determined that it will be able to fully utilize its available NOLs subject to the Section 382 limitation.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

At June 30, 2026, the Company had tax effected state NOL carryforwards of $1.0 million, net of valuation allowances, and will expire on various dates.

The components of the income before income taxes for the years ended June 30, 2026, 2025 and 2024 were as follows:

	Years Ended June 30,
	2026	2025	2024

	(In thousands)
Domestic	$435,108	$374,932	$262,802
Foreign	5,850	6,016	5,863
Total income before income taxes	$440,958	$380,948	$268,665

The components of the income tax expense (benefit) for the years ended June 30, 2026, 2025 and 2024 were as follows:

	Years Ended June 30,
	2026	2025	2024

	(In thousands)
Current:
Federal	$47,321	$91,696	$52,678
State	14,213	17,921	7,660
Foreign	1,238	1,173	1,254
Total current	62,772	110,790	61,592
Deferred:
Federal	38,372	(16,047)	(667)
State	1,621	(1,736)	3,557
Total deferred	39,993	(17,783)	2,890
Total income tax expense	$102,765	$93,007	$64,482

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Following the adoption of ASU 2023-09, the provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income before income taxes as follows:

	Year Ended June 30, 2026
	Amount	Percent

	(In thousands)
U.S. Federal Statutory Tax Rate	$92,601	21.0%
State and Local Income Tax Effects, net of federal tax benefit (a)	14,705	3.3
Foreign Tax Effects	(18)	-
Tax Credits
Research and development tax credits	(2,866)	(0.7)
Changes in Valuation Allowance	31	-
Nontaxable or Nondeductible Items
Stock-based compensation	(20,007)	(4.5)
Non-deductible compensation	17,329	3.9
Other	85	-
Changes in Unrecognized Tax Benefits	583	0.2
Other Adjustments	322	0.1
Effective Tax Rate	$102,765	23.3%

(a) State taxes in California, Texas, and Virginia made up the majority (greater than 50 percent) of the tax effect in this category.

Prior to the adoption of ASU 2023-09, the provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income before income taxes as follows:

	Years Ended June 30,
	2025	2024
U.S. federal tax at statutory rates	21.0%	21.0%
Lobbying	-	0.1
Non-deductible compensation	2.7	0.8
State taxes, net of federal benefit	3.4	3.2
Research and development tax credits	(1.2)	(1.5)
Effects of foreign operations	-	0.1
Reserve for unrecognized tax benefits	0.4	0.5
Noncontrolling interests	-	-
Other	(0.2)	0.1
Stock-based compensation	(1.7)	(0.3)
Provision for income taxes	24.4%	24.0%

The decrease in the effective income tax rate for the year ended June 30, 2026, as compared to the effective tax rate for the year ended June 30, 2025, was primarily due to stock-based compensation. As of June 30, 2026 and 2025, the balance of income taxes payable was $27.5 million and $52.6 million, respectively. Income taxes payable is recorded within accrued liabilities on the consolidated balance sheets.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement related to unrecognized tax benefits.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of June 30, 2026, 2025 and 2024, the Company had $0.7 million, $0.5 million and $0.4 million in accrued interest and penalties, respectively.

The unrecognized tax benefits for the years ended June 30, 2026, 2025 and 2024 were as follows:

	Years Ended June 30,
	2026	2025	2024

	(In thousands)
Balance at beginning of the year	$5,514	$4,286	$3,156
Additions for prior year tax positions	277	486	591
Additions for current year tax positions	1,236	1,635	1,205
Reductions for prior year tax positions	(1,047)	(893)	(666)
Balance at end of the year	$5,980	$5,514	$4,286

If recognized, all of the $6.0 million balance of unrecognized tax benefits as of June 30, 2026 would affect the effective tax rate. The Company does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

The Company remains subject to audit by the Internal Revenue Service for federal tax purposes for tax years after June 30, 2022. Certain state and foreign tax jurisdictions are also either currently under audit or remain open under the statute of limitations for the tax years after June 30, 2021.

Income Taxes Paid

Disclosed below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended June 30, 2026:

Year Ended June 30, 2026
Amount
(In thousands)
Federal	$67,201
State and Local	19,963
Foreign	859
$88,023

Income taxes paid (net of refunds) exceed 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

State
California	$6,475

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

6. Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of June 30, 2026 and 2025, the finance lease liability was $116.9 million and $86.9 million, respectively, with lease interest rates ranging from 4.12% to 6.72%. As of June 30, 2026 and 2025, the balance of the associated right-of-use assets was $95.3 million and $69.5 million, respectively. The right-of-use asset is recorded within property and equipment, net on the consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the consolidated statements of operations.

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

The following is a summary, as of June 30, 2026 and 2025, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	June 30,
	2026	2025
2026	$—	$45,781
2027	64,471	33,864
2028	42,580	12,095
2029	15,356	297
2030	373	—
Total minimum payments	122,780	92,037
Less: imputed interest	(5,848)	(5,154)
Finance lease liability	116,932	86,883
Less: current portion of finance lease liability	(60,477)	(42,316)
Long-term finance lease liability	$56,455	$44,567

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of June 30, 2026 and 2025, the operating lease liability was $11.1 million and $46.6 million, respectively. As of June 30, 2026 and 2025, the balance of the associated right-of-use assets was $7.3 million and $16.0 million, respectively. The right-of-use asset is recorded within deposits and other assets on the consolidated balance sheets. Lease expense associated with the Company’s operating leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the consolidated statements of operations.

Individual operating leases range in terms of 1 to 7 years and expire on various dates through fiscal year 2034 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The following is a summary as of June 30, 2026 and 2025, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	June 30,
	2026	2025

	(in thousands)
2026	$—	$12,957
2027	3,128	8,942
2028	2,066	7,957
2029	1,684	7,776
2030	1,590	7,878
2031	1,406	4,748
Thereafter	2,443	—
Total minimum payments	12,317	50,258
Less: imputed interest	(1,264)	(3,703)
Operating lease liability	11,053	46,555
Less: current portion of operating lease liability	(2,737)	(11,391)
Long-term operating lease liability	$8,316	$35,164

The Company was subleasing one of its facilities through December 2025. Sublease income is recorded as an offset to the related lease expense within both instructional costs and services and selling, general, and administrative expenses on the consolidated statements of operations.

In December 2025, the Company signed an agreement with the landlord of its San Francisco lease to terminate the lease prior its expiration date and recorded a lease termination gain of $14.3 million as a result of eliminating its remaining lease liability and right-of-use asset. The lease termination gain is recorded within instructional costs and services within the consolidated statements of operations.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating and finance leases for the years ended June 30, 2026, 2025 and 2024:

	Years Ended June 30,
	2026		2025		2024

	(in thousands)
Lease cost

Finance lease cost:
Instructional costs and services:
Amortization of right-of-use assets	$52,326		$37,400		$31,099
Selling, general, and administrative expenses:
Amortization of right-of-use assets	$918		$237		$—
Interest on lease liabilities	5,686		4,280		2,639
Operating lease cost:
Instructional costs and services:
Operating lease cost	3,867		9,154		9,605
Short-term lease cost	82		83		56
Sublease income	(126)		(262)		(328)
Selling, general, and administrative expenses:
Operating lease cost	1,318		4,077		6,019
Short-term lease cost	94		93		150
Sublease income	—		(149)		(491)
Total lease cost	$64,165		$54,913		$48,749

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(16,943)		$(12,396)		$(14,990)
Financing cash flows from finance leases	(56,856)		(41,469)		(40,919)
Right-of-use assets obtained in exchange for new finance lease liabilities	82,500		68,995		35,652
Right-of-use assets obtained in exchange for new operating lease liabilities	1,325		1,012		864
Weighted-average remaining lease term - finance leases	2.00	yrs.	2.07	yrs.	2.02	yrs.
Weighted-average remaining lease term - operating leases	5.58	yrs.	5.13	yrs.	5.66	yrs.
Weighted-average discount rate - finance leases	4.71%		5.34%		5.62%
Weighted-average discount rate - operating leases	4.05%		2.95%		2.92%

7. Debt

The following is a summary, as of June 30, 2026 and 2025, respectively, of the components of the Company’s outstanding long-term debt:

	June 30,
	2026	2025

	(in thousands)
Convertible Senior Notes due 2027	$420,000	$420,000
Less: unamortized debt issuance costs	(2,005)	(3,678)
Total debt	417,995	416,322
Less: current portion of debt	—	—
Long-term debt	$417,995	$416,322

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Future maturities of long-term debt are expected to be $420.0 million in the fiscal year ending June 30, 2028 and zero in each of the fiscal years ending June 30, 2027, 2029 and 2030.

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

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. The Company recorded coupon interest expense of $4.7 million during each of the years ended June 30, 2026, 2025 and 2024.

The Company incurred debt issuance costs of $11.4 million which are amortized over the contractual term of the Notes. The Company recorded interest expense of $1.7 million, $1.6 million, and $1.6 million, respectively, related to the amortization of the debt issuance costs during each of the years ended June 30, 2026, 2025 and 2024.

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

The amended and restated 2016 Plan is designed to attract, retain and motivate employees who make important contributions to the Company by providing such individuals with equity ownership opportunities. Awards granted under the amended and restated 2016 Plan may include stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Under the amended and restated 2016 Plan, unissued shares related to forfeited or canceled awards granted under the amended and restated 2016 Plan or awards granted under the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”) (to the extent such awards granted under the Prior Plan were outstanding as of December 15, 2016 and were forfeited or canceled prior to September 19, 2022), will again be available for issuance under the amended and restated 2016 Plan. Notwithstanding the foregoing, shares tendered to pay the exercise price or tax withholding with respect to a stock option, or shares that are not issued in connection with the settlement of a stock appreciation right on exercise thereof, or shares purchased on the open market with the cash proceeds from the exercise of

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

options will not again be available for issuance under the amended and restated 2016 Plan.

At June 30, 2026, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the amended and restated 2016 Plan was 2,406,929. At June 30, 2026, there were 1,106,316 shares of the Company’s common stock that remain outstanding or nonvested under the amended and restated 2016 Plan and Prior Plan.

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

Restricted stock award activity during the years ended June 30, 2026, 2025 and 2024 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2023	815,233	$36.91
Granted	507,443	43.43
Vested	(437,724)	36.36
Canceled	(153,728)	37.37
Nonvested, June 30, 2024	731,224	$40.60
Granted	317,490	85.79
Vested	(387,471)	42.79
Canceled	(84,389)	49.39
Nonvested, June 30, 2025	576,854	$62.72
Granted	206,518	137.82
Vested	(317,612)	59.04
Canceled	(64,562)	82.44
Nonvested, June 30, 2026	401,198	$101.11

Summary of All Restricted Stock Awards

As of June 30, 2026, there was $28.2 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.4 years. The fair value of restricted stock awards granted for the years ended June 30, 2026, 2025 and 2024, was $28.5 million, $27.2 million and $22.0 million, respectively. The total fair value of shares vested for the years ended June 30, 2026, 2025 and 2024, was $38.5 million, $43.6 million and $23.3 million, respectively. During the years ended June 30, 2026, 2025 and 2024, the Company recognized $21.5 million, $19.8 million and $16.0 million, respectively, of stock-based compensation expense

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

related to restricted stock awards.

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

Performance share unit activity during the years ended June 30, 2026, 2025 and 2024 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2023	496,869	$34.99
Granted	375,725	41.85
Vested	(22,468)	49.62
Canceled	(90,595)	36.94
Nonvested, June 30, 2024	759,531	$37.73
Granted	299,908	71.40
Vested	(223,241)	37.44
Canceled	(134,291)	42.60
Nonvested, June 30, 2025	701,907	$51.27
Granted	354,664	83.87
Vested	(413,681)	34.90
Canceled	(18,875)	80.15
Nonvested, June 30, 2026	624,015	$79.78

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

outstanding:

Fiscal Year	Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value	Tranche #1	Tranche #2	Vest Date	Tranche #1 Probability Assessment
Fiscal Year 2026	$22.2 million	146,911	$151.16	81,093 shares based on FY28 Operating Income	65,818 shares based on Stock Price Growth in September 2029	First Quarter of Fiscal Year 2029	Not Yet Determinable
Fiscal Year 2025	$17.0 million	210,620	$80.89	158,470 shares based on FY27 Operating Income	52,150 shares based on Stock Price Growth in September 2028	First Quarter of Fiscal Year 2028	Outperform
Fiscal Year 2024	$14.4 million	354,090	$40.84	265,630 shares based on FY26 Operating Income	88,460 shares based on Stock Price Growth in September 2027	First Quarter of Fiscal Year 2027	Outperform
Fiscal Year 2023	$10.0 million	289,640	$34.41	144,820 shares based on FY25 Operating Income	144,820 shares based on Stock Price Growth in September 2026	First Quarter of Fiscal Year 2026	Achieved
Fiscal Year 2022	$9.1 million	250,250	$36.30	125,125 shares based on FY24 Gross Margin	125,125 shares based on Stock Price Growth in September 2025	First Quarter of Fiscal Year 2025	Achieved

Fiscal Year 2023 LTIP

In July 2025, achievement was certified at 200% of target for Tranche #1, which resulted in the vesting of 204,340 shares. In September 2025, achievement was certified at 200% of target for Tranche #2, which resulted in the vesting of 204,340 shares.

Fiscal Year 2022 LTIP

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

Summary of All Performance Share Units

As of June 30, 2026, there was $18.2 million of total unrecognized compensation expense related to nonvested PSUs that are expected to vest based on the Company’s probability assumptions discussed above. The cost is expected to be recognized over a weighted average period of 1.0 years. During the years ended June 30, 2026, 2025 and 2024, the Company recognized $18.5 million, $16.9 million, and $15.4 million, respectively, of stock-based compensation expense related to PSUs. Included in the stock-based compensation expense above, for the years ended June 30, 2026, 2025 and 2024 is zero, zero, and $0.3 million, respectively, related to the Tech Elevator time-based portion of the MIP. The time-based portion of the MIP fully vested during the second quarter of fiscal year 2024 and was settled with the issuance of PSUs. Therefore, the amount recorded in accrued liabilities for future issuances is zero.

Deferred Stock Units (“DSUs”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. DSUs are specific only to board members.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Deferred stock unit activity during the years ended June 30, 2026, 2025 and 2024 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2023	99,535	$27.38
Granted	13,171	59.43
Vested	(16,102)	22.91
Canceled	—	—
Nonvested, June 30, 2024	96,604	$32.49
Granted	6,621	108.92
Vested	(34,446)	27.03
Canceled	—	—
Nonvested, June 30, 2025	68,779	$42.58
Granted	12,324	61.22
Vested	—	—
Canceled	—	—
Nonvested, June 30, 2026	81,103	$45.41

Summary of All Deferred Stock Units

As of June 30, 2026, there was $0.3 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.4 years. During the years ended June 30, 2026, 2025 and 2024, the Company recognized $0.7 million, $0.8 million and $0.9 million, respectively, of stock-based compensation expense related to DSUs.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

9. Employee Stock Purchase Plan

On December 4, 2025, the Company’s stockholders approved the 2025 ESPP, which became effective February 1, 2026 with the beginning of the first purchase period (the “enrollment date”). The 2025 ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions during 12-month offering periods with semi-annual purchase dates. The purchase price is 85% of the lower of the fair market value of the Company’s common stock on the enrollment date or the applicable purchase date. Employees may contribute up to 10% of eligible compensation, subject to plan limits. A total of 4,000,000 shares of common stock were authorized for issuance under the 2025 ESPP. No shares were purchased during the year ended June 30, 2026, as the initial purchase date had not occurred as of June 30, 2026. The impact of the 2025 ESPP purchase rights on stock-based compensation expense for the year ended June 30, 2026 was immaterial.

10. Stock Repurchase Program

On November 3, 2025, the Company’s Board of Directors authorized a stock repurchase program for the purchase of up to $500 million of the Company’s common stock until October 31, 2026. Share repurchases may be made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. During the year ended June 30, 2026, the Company repurchased 2,314,944 shares of its common stock for an aggregate purchase price of approximately $188.7 million, or an average price of $ 81.50 per share. As of June 30, 2026, $311.3 million remained available for repurchases under the stock repurchase program.

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

Securities Litigation

On November 11, 2025, a putative securities class action lawsuit captioned Vivienne MacMahon v. Stride, Inc., et al., Case No. 1:25-cv-02019 was filed against the Company and two of its officers in the United States District Court for the Eastern District of Virginia, purportedly on behalf of a class of persons who purchased or otherwise acquired the Company’s common stock between October 22, 2024 and October 28, 2025. The Court appointed lead plaintiffs filed an amended complaint on March 16, 2026. The amended complaint asserts violations by the Company and the individual defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act. The amended complaint alleges, among other things, that the Company and the individual defendants made false or misleading statements and/or omitted to disclose material facts concerning the Company’s legacy technology platform and the rollout of a new platform for Fiscal Year 2026. The amended complaint seeks unspecified monetary damages and other relief. The Company moved to dismiss the amended complaint on April 21, 2026. On June 18, 2026, the Court granted the Company’s motion to dismiss all claims against the Company and the individual defendants.

Employment Arrangements

The Company has entered into employment arrangements with certain executive officers that provide for severance payments and, in some cases, other benefits, upon certain terminations of employment. All arrangements provide for employment on an “at-will” basis. If the employee resigns for “good reason” or is terminated without cause, the

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

12. Severance

During the years ended June 30, 2026, 2025 and 2024, the Company recorded severance of $3.2 million, $6.6 million and $4.6 million, respectively. Included in severance expense for the years ended June 30, 2026, 2025 and 2024 is $0.1 million, $1.6 million and $0.5 million, respectively, associated with accelerated vesting of equity awards to former executives and other employees.

13. Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School was a related party because a former executive officer of the Company formerly served on its Board of Directors. During the years ended June 30, 2026, 2025 and 2024, contributions made by the Company to Future of School were zero. In fiscal year 2019 and 2021, the Company accrued $2.5 million and $3.5 million, respectively, for contributions to be made in subsequent years. In October 2022, a lawsuit was filed regarding future contributions, and in January 2024, a Virginia trial court found that the Company was not obligated to make any additional contributions. The trial court’s decision was affirmed by an intermediate appellate court, and in December 2025, the Supreme Court of Virginia declined Future of School’s petition for appeal, resulting in a confirmation of the trial court’s ruling. As a result, in December 2025, the Company reversed the remaining $2.3 million that had been accrued.

14. Employee Benefits

The Company maintains a 401(k) salary deferral plan (the “401(k) Plan”) for its employees. Employees who have been employed for at least 30 days may voluntarily contribute to the 401(k) Plan on a pretax basis, up to the maximum allowed by the Internal Revenue Service. The 401(k) Plan provides for a matching Company contribution of 50%, up to the first 5% of each participant’s contribution. The Company expensed $9.3 million, $8.5 million and $7.7 million during the years ended June 30, 2026, 2025 and 2024, respectively, under the 401(k) Plan.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

15. Supplemental Disclosure of Cash Flow Information

	Years Ended June 30,
	2026	2025	2024

	(In thousands)
Cash paid for interest	$10,437	$9,144	$7,521
Cash paid for taxes (1)	$—	67,901	$85,228

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	82,500	68,995	35,652

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$774	$551	$816
Stock-based compensation expense capitalized on curriculum development	163	128	76

(1) Cash paid for taxes for the year ended June 30, 2026 is disclosed in Note 5, “Income Taxes.”

SCHEDULE II

STRIDE, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ending June 30, 2026, 2025 and 2024

1.     ALLOWANCE FOR CREDIT LOSSES

		Additions
	Balance at	Charged to	Deductions from
	Beginning	Cost and	(Net Increases to)	Balance at
	of Period	Expenses	Allowance	End of Period
June 30, 2026	$31,123,755	16,430,560	16,252,780	$31,301,535
June 30, 2025	$31,297,967	15,266,692	15,440,904	$31,123,755
June 30, 2024	$30,031,273	22,843,961	21,577,267	$31,297,967

2.     INVENTORY RESERVES

	Balance at	Charged to	Deductions,
	Beginning	Cost and	Shrinkage and	Balance at
	of Period	Expenses	Obsolescence	End of Period
June 30, 2026	$6,832,904	3,433,448	859,845	$9,406,507
June 30, 2025	$5,921,239	942,397	30,732	$6,832,904
June 30, 2024	$4,145,280	1,778,825	2,867	$5,921,239

3.     COMPUTER RESERVE (1)

		Additions
	Balance at	Charged to	Deductions,
	Beginning	Cost and	Shrinkage and	Balance at
	of Period	Expenses	Obsolescence	End of Period
June 30, 2026	$3,274,432	3,091,844	1,037,764	$5,328,512
June 30, 2025	$1,786,225	2,499,889	1,011,682	$3,274,432
June 30, 2024	$1,345,832	1,129,323	688,930	$1,786,225
(1)	A reserve account is maintained against potential obsolescence of, and damage beyond economic repair to computers. The reserve is calculated based upon several factors, including historical percentages, the net book value and the remaining useful life. During fiscal years 2026, 2025 and 2024, certain computers were written off against the reserve.

4.     INCOME TAX VALUATION ALLOWANCE

		Additions to	Deductions in
	Balance at	Net Deferred	Net Deferred
	Beginning	Tax Asset	Tax Asset	Balance at
	of Period	Allowance	Allowance	End of Period
June 30, 2026	$7,627,642	—	211,881	$7,415,761
June 30, 2025	$7,387,179	240,463	—	$7,627,642
June 30, 2024	$6,790,724	596,455	—	$7,387,179

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2026 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control—Integrated Framework (2013).” As a result of management’s evaluation of our internal control over financial reporting, management concluded that as of June 30, 2026, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of June 30, 2026 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which appears on page 59 of this Annual Report.

Changes in Internal Control over Financial Reporting:

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (“the 2026 Proxy Statement”) with the SEC, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to our 2026 Proxy Statement under the captions “Election of Directors (Proposal 1),” “Corporate Governance and Board Matters,” “Insider Trading, Anti-Hedging Policy, and Anti-Pledging Prohibition” and, if applicable, “Delinquent Section 16(a) Reports.”

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to our 2026 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Tables,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Fiscal 2026 Director Compensation Table.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to our 2026 Proxy Statement under the caption “Security Ownership by Certain Beneficial Owners and Management.”

Stock-based Incentive Plan Information

The following table provides certain information as of June 30, 2026, with respect to our equity compensation plans under which common stock is authorized for issuance:

Equity Compensation Plan Information

As of June 30, 2026

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued Upon	Weighted-Average	Future Issuance under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding Options,	Plans (Excluding Securities
Plan Category	Options, Warrants and Rights	Warrants and Rights	Reflected in First Column)
Equity compensation plans approved by security holders	—	$—	6,406,929	(1)
(1)	The second amendment and restatement of the 2016 Plan was approved by the Company’s stockholders on December 4, 2025, which increases the number of shares of common stock available for issuance under the amended and restated 2016 Plan by 740,000 shares, authorizing the issuance of up to 11,553,550 shares as of the effective date. In addition, the Company’s stockholders approved the 2025 Employee Stock Purchase Plan (the “2025 ESPP”), which authorizes future issuance of up to 4,000,000 shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to our 2026 Proxy Statement under the captions “Related Party Transactions” and “Independence of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to our 2026 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees and Services.”

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
3.2

Sixth Amended and Restated Bylaws of Stride, Inc (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2025, filed with the SEC on August 5, 2025, File No. 001-33883).

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

10.7	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 1, 2020, File No. 001-33883).

Exhibit No.	Description of Exhibit
10.8*

Employment Agreement of James J. Rhyu, dated February 25, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 28, 2022, File No. 001-33883).

10.9*

Amended and Restated Stride, Inc. 2016 Equity Incentive Award Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 24, 2025, File No. 001-33883).

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

10.17*

Stride, Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 24, 2025, File No. 001-33883).

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit No.	Description of Exhibit
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.DEF	Inline XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Denotes management contract or compensation plan, contract or arrangement.
**	Furnished herewith.

†	Confidential treatment requested with the Securities and Exchange Commission as to certain portions. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 4, 2026	STRIDE, INC.

	By:	/s/ ROBERT E. KNOWLING, JR.
Name: Robert E. Knowling, Jr.
Title: Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Robert E. Knowling, Jr., Donna M. Blackman and Greerson G. McMullen, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. KNOWLING, JR.	Chief Executive Officer (Principal Executive Officer) and Director	August 4, 2026
Robert E. Knowling, Jr.

/s/ DONNA M. BLACKMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 4, 2026
Donna M. Blackman

/s/ STEVEN B. FINK	Director and Chair of the Board	August 4, 2026
Steven B. Fink

/s/ AIDA M. ALVAREZ	Director	August 4, 2026
Aida M. Alvarez

/s/ ALLISON LAWRENCE	Director	August 4, 2026
Allison Lawrence

/s/ LIZA McFADDEN	Director	August 4, 2026
Liza McFadden

/s/ BRIAN SHEPHERD	Director	August 4, 2026
Brian Shepherd

/s/ RALPH SMITH	Director	August 4, 2026
Ralph Smith

/s/ JOSEPH A. VERBRUGGE	Director	August 4, 2026
Joseph A. Verbrugge