Form 10-Q
period 2026-09-30
Stride, Inc.
filed 2026-10-21
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 16, 2026, the Registrant had 42,048,853 shares of common stock, $0.0001 par value per share, outstanding.

Stride, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2026

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2026	2026
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$547,750	$754,501
Accounts receivable, net of allowance of $31,751 and $31,302	854,808	664,788
Inventories, net	22,665	38,250
Prepaid expenses	75,345	43,052
Marketable securities	241,425	203,499
Other current assets	12,414	12,033
Total current assets	1,754,407	1,716,123
Property and equipment, net	172,974	102,042
Capitalized software, net	101,916	95,002
Capitalized curriculum development costs, net	59,963	56,895
Intangible assets, net	9,106	10,876
Goodwill	246,676	246,676
Deposits and other assets	185,914	207,938
Total assets	$2,530,956	$2,435,552
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$75,884	$46,742
Accrued liabilities	68,400	95,446
Accrued compensation and benefits	28,220	62,896
Deferred revenue	6,817	20,553
Current portion of finance lease liability	85,463	60,477
Current portion of operating lease liability	2,374	2,737
Current portion of debt	418,431	—
Total current liabilities	685,589	288,851
Long-term finance lease liability	104,661	56,455
Long-term operating lease liability	8,106	8,316
Long-term debt	—	417,995
Deferred tax liability	41,137	13,033
Other long-term liabilities	19,698	18,573
Total liabilities	859,191	803,223
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 49,681,525 and 49,126,917 shares issued; and 42,031,838 and 41,477,230 shares outstanding, respectively	4	4
Additional paid-in capital	714,347	739,829
Accumulated other comprehensive loss	(60)	(59)
Retained earnings	1,249,564	1,184,645
Treasury stock of 7,649,687 shares at cost	(292,090)	(292,090)
Total stockholders’ equity	1,671,765	1,632,329
Total liabilities and stockholders' equity	$2,530,956	$2,435,552

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2026	2025

	(In thousands except share and per share data)
Revenues	$639,378	$620,884
Instructional costs and services	398,261	378,761
Gross margin	241,117	242,123
Selling, general, and administrative expenses	156,849	173,140
Income from operations	84,268	68,983
Interest expense, net	(2,906)	(3,075)
Other income, net	1,477	16,914
Income before income taxes and income (loss) from equity method investments	82,839	82,822
Income tax expense	(17,840)	(14,423)
Income (loss) from equity method investments	(80)	401
Net income attributable to common stockholders	$64,919	$68,800
Net income attributable to common stockholders per share:
Basic	$1.57	$1.59
Diluted	$1.45	$1.40
Weighted average shares used in computing per share amounts:
Basic	41,479,826	43,371,952
Diluted	44,828,092	49,222,851

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,
	2026	2025

	(In thousands)
Net income	$64,919	$68,800
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1)	3
Comprehensive income attributable to common stockholders	$64,918	$68,803

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

Balance, June 30, 2026	49,126,917	$4	$739,829	$(59)	$1,184,645	(7,649,687)	$(292,090)	$1,632,329
Net income	—	—	—	—	64,919	—	—	64,919
Foreign currency translation adjustment	—	—	—	(1)	—	—	—	(1)
Stock-based compensation expense	—	—	(7,392)	—	—	—	—	(7,392)
Issuance of shares under employee stock purchase plan	20,793	—	1,419	—	—	—	—	1,419
Vesting of performance share units, net of tax withholding	260,079	—	—	—	—	—	—	—
Issuance of restricted stock awards	397,139	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(76,645)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(46,758)	—	(19,509)	—	—	—	—	(19,509)
Balance, September 30, 2026	49,681,525	$4	$714,347	$(60)	$1,249,564	(7,649,687)	$(292,090)	$1,671,765

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

Balance, June 30, 2025	48,852,419	$4	$735,711	$(67)	$846,453	(5,334,743)	$(102,482)	$1,479,619
Net income	—	—	—	—	68,800	—	—	68,800
Foreign currency translation adjustment	—	—	—	3	—	—	—	3
Stock-based compensation expense	—	—	10,393	—	—	—	—	10,393
Vesting of performance share units, net of tax withholding	241,863	—	—	—	—	—	—	—
Issuance of restricted stock awards	176,212	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(18,377)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(57,296)	—	(31,407)	—	—	—	—	(31,407)
Balance, September 30, 2025	49,194,821	$4	$714,697	$(64)	$915,253	(5,334,743)	$(102,482)	$1,527,408

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2026	2025

	(In thousands)
Cash flows from operating activities
Net income	$64,919	$68,800
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	34,934	29,234
Stock-based compensation expense	(7,392)	10,222
Deferred income taxes	29,425	49,472
Provision for credit losses	2,143	3,377
Amortization of fees on debt	435	429
Noncash operating lease expense	352	2,661
Other	8,092	(3,989)
Changes in assets and liabilities:
Accounts receivable	(191,894)	(253,026)
Inventories, prepaid expenses, deposits and other current and long-term assets	(18,356)	(36,322)
Accounts payable	27,881	15,716
Accrued liabilities	(28,566)	(45,356)
Accrued compensation and benefits	(33,257)	(30,882)
Operating lease liability	(899)	(879)
Deferred revenue and other liabilities	(12,604)	(5,237)
Net cash used in operating activities	(124,787)	(195,780)
Cash flows from investing activities
Purchase of property and equipment	(4)	(306)
Capitalized software development costs	(17,911)	(13,713)
Capitalized curriculum development costs	(6,567)	(7,677)
Sale of other investments	35,110	—
Other acquisitions, loans and investments, net of distributions	(886)	(2,574)
Proceeds from the maturity of marketable securities	61,638	61,767
Purchases of marketable securities	(117,295)	(62,220)
Net cash used in investing activities	(45,915)	(24,723)
Cash flows from financing activities
Repayments on finance lease obligations	(16,540)	(11,961)
Repurchase of restricted stock for income tax withholding	(19,509)	(31,594)
Net cash used in financing activities	(36,049)	(43,555)
Net change in cash, cash equivalents and restricted cash	(206,751)	(264,058)
Cash, cash equivalents and restricted cash, beginning of period	754,501	782,497
Cash, cash equivalents and restricted cash, end of period	$547,750	$518,439

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

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2026 and 2025, the condensed consolidated statements of cash flows for the three months ended September 30, 2026 and 2025, and the condensed consolidated statements of stockholders’ equity for the three months ended September 30, 2026 and 2025 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending June 30, 2027, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2026 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Company does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Company’s condensed consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 4, 2026 (the “Annual Report”), which contains the Company’s audited financial statements for the fiscal year ended June 30, 2026.

3.   Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Standards Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The update provides an optional practical expedient for public companies to estimate expected credit losses on current accounts receivable and contract assets arising from ASC 606 transactions by assuming that conditions at the balance sheet date remain unchanged over the assets’ remaining lives. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 (including interim periods), with early adoption permitted. The Company adopted this standard by electing the practical expedient, which is not expected to have a material impact on its condensed consolidated financial statements.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

To determine the ratable amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three months ended September 30, 2026 and 2025. Historically, aggregate funding estimates have differed from actual reimbursements, generally in the range of 2% of annual revenue or less, which may vary from quarter to quarter.

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

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and revenues recognized are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended September 30, 2026 and 2025, the Company’s revenues included an adjustment for net school operating losses at the schools of $6.9 million and $6.8 million, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expense in the condensed consolidated statements of operations. During the three months ended September 30, 2026 and 2025, the Company recognized revenue associated with these schools of $188.0 million and $170.1 million, respectively.

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

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the three months ended September 30, 2026 and 2025, approximately 96% and 96%, respectively, of the Company’s General Education revenues, and 100% and 100%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025

	(In thousands)
General Education	$356,606	$363,116
Career Learning
Middle - High School	272,098	241,500
Adult	10,674	16,268
Total Career Learning	282,772	257,768
Total Revenues	$639,378	$620,884

Concentration of Customers

During each of the three months ended September 30, 2026 and 2025, the Company had no contracts that represented greater than 10% of total revenues.

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

The opening and closing balances of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	September 30,	June 30,	June 30,
	2026	2026	2025

	(In thousands)
Accounts receivable	$854,808	$664,788	$559,646
Unbilled receivables (included in accounts receivable)	23,364	24,351	19,902
Deferred revenue	6,817	20,553	26,995
Deferred revenue, long-term (included in other long-term liabilities)	20	58	327

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and its contracts. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the term of the contract, as well as changes in the estimates of variable consideration. Typically, each of these balances is at its highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended September 30, 2026 and 2025 that was included in the previous July 1st deferred revenue balance was $10.3 million and $15.5 million, respectively. During the three months ended September 30, 2026 and 2025, the Company recorded revenues of $9.2 million and $0.6 million, respectively, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of September 30, 2026 was not material.

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

Investments in Marketable Securities

The Company’s marketable securities generally consist of bonds and other securities which are classified as held-to-maturity. The securities with maturities between three months and one year are classified as short-term and are included in marketable securities on the condensed consolidated balance sheets. The securities with maturities greater than one year are classified as long-term and are included in deposits and other assets on the condensed consolidated balance sheets. Held-to-maturity securities are recorded at their amortized cost. The Company recorded interest income of $8.8 million and $9.5 million for the three months ended September 30, 2026 and 2025, respectively. This activity is recorded within other income (expense) within the condensed consolidated statements of operations.

The Company reviews the held-to-maturity debt securities for declines in fair value below the amortized cost basis under the credit loss model of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Any decline in fair value related to a credit loss is recognized in the condensed consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of September 30, 2026 and June 30, 2026, the allowance for credit losses recognized related to held-to-maturity debt securities was $0.3 million and $0.2 million, respectively.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of September 30, 2026, the Company’s marketable securities consisted of investments in corporate bonds and U.S. Treasury notes. The short-term and long-term portions were $241.5 million and $95.2 million, respectively. The maturities of the Company’s long-term marketable debt securities range from one to two years. The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$145,275	$(202)	$145,073	$(902)	$144,171
U.S. Treasury Notes	191,458	(70)	191,388	(573)	190,815
Total	$336,733	$(272)	$336,461	$(1,475)	$334,986

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

As of September 30, 2026 and June 30, 2026, the Company’s investments in publicly held equity securities were zero and $42.3 million, respectively. During the three months ended September 30, 2026, the Company sold its investments in publicly held equity securities for an aggregate $35.1 million and recorded a realized loss of $7.2 million, representing the proceeds less the fair value as of June 30, 2026. For the three months ended September 30, 2025, the Company recorded a net unrealized gain of $6.7 million, related to changes in the fair value of the underlying securities of its publicly held equity securities.

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

The Company’s allowance for credit losses increased from $31.3 million as of June 30, 2026 to $31.8 million as of September 30, 2026. The increase of $0.5 million is due primarily to a $2.2 million current year provision, less $1.7 million in adjustments and amounts written off.

The Company writes off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of September 30, 2026 and June 30, 2026, $16.2 million and $14.7 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the condensed consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $9.7 million and $9.4 million at September 30, 2026 and June 30, 2026, respectively.

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

As of September 30, 2026 and June 30, 2026, the Company recorded $16.9 million and $18.0 million, respectively, of costs related to SaaS implementation within prepaid expenses in the condensed consolidated balance sheets. As of September 30, 2026 and June 30, 2026, the Company recorded $28.1 million and $28.1 million, respectively, of costs related to SaaS implementation within deposits and other assets in the condensed consolidated balance sheets.

During the three months ended September 30, 2026 and 2025, the Company amortized $2.3 million and $2.3 million, respectively of SaaS implementation costs to instructional costs and services. SaaS implementation costs amortized to selling, general and administrative expenses were $3.1 million and $4.4 million during the three months ended September 30, 2026 and 2025, respectively. There were no material impairments of SaaS implementation costs during the three months ended September 30, 2026 and 2025.

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

The Company makes an estimate of unreturned student computers and printers based on an analysis of recent trends of returns. The Company recorded accelerated depreciation of $1.5 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively, related to unreturned student computers and printers.

Depreciation expense, including accelerated depreciation, related to property and equipment reflected in instructional costs and services for the three months ended September 30, 2026 and 2025 was $16.6 million and $11.3 million, respectively. Depreciation expense related to property and equipment reflected in selling, general, and administrative expenses for the three months ended September 30, 2026 and 2025 was $0.7 million and $0.7 million, respectively.

The Company fully expenses computer peripheral equipment (e.g., keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $2.4 million and $2.5 million for the three months ended September 30, 2026 and 2025, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software additions totaled $17.9 million and $13.7 million for the three months ended September 30, 2026 and 2025, respectively. The Company recorded amortization expense related to capitalized software of $8.0 million and $7.7 million during the three months ended September 30, 2026 and 2025, respectively, within instructional costs and services. Amortization expense related to capitalized software reflected in selling, general, and administrative expenses during the three months ended September 30, 2026 and 2025 was $3.2 million and $2.9 million, respectively.

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

Total capitalized curriculum development additions were $6.6 million and $7.7 million for the three months ended September 30, 2026 and 2025, respectively. These amounts are recorded on the condensed consolidated balance sheets net of amortization charges. Amortization expense for the three months ended September 30, 2026 and 2025 was $4.5 million and $4.7 million, respectively, and is recorded in instructional costs and services.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology, and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2026 and 2025 was $1.8 million and $1.9 million, respectively, and is included within selling, general, and administrative expenses in the condensed consolidated statements of operations. Future amortization of intangible assets is expected to be $4.1 million, $4.1 million, $0.3 million, $0.2 million, and $0.1 million in the fiscal years ending June 30, 2027 through June 30, 2031, respectively, and $0.1 million thereafter.

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

During the three months ended September 30, 2026 and 2025, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

The following table represents the balance of the Company’s intangible assets as of September 30, 2026 and June 30, 2026:

	September 30, 2026			June 30, 2026
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Value
Trade names	$70.6	$(64.7)	$5.9	$70.6	$(63.8)	$6.8
Customer and distributor relationships	37.1	(36.3)	0.8	37.1	(35.8)	1.3
Developed technology	21.7	(19.5)	2.2	21.7	(19.1)	2.6
Other	1.4	(1.2)	0.2	1.4	(1.2)	0.2
Total	$130.8	$(121.7)	$9.1	$130.8	$(119.9)	$10.9

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

During the three months ended September 30, 2026 and 2025, there were no events or changes in circumstances that may indicate that the carrying amount of the long-lived assets may not be recoverable.

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

The carrying values reflected in the condensed consolidated balance sheets for cash and cash equivalents, receivables, and short-term obligations approximate their fair values, as they are largely short-term in nature. As of September 30, 2026, the estimated fair value of the debt was $690.7 million. The Company estimated the fair value based on the quoted market prices in an inactive market (Level 2). The debt, comprised of the Company’s convertible senior notes due 2027, is recorded at face value less the unamortized debt issuance costs on its condensed consolidated balance sheet, and is discussed in more detail in Note 6, “Debt.” As of September 30, 2026, the estimated fair value of the Company’s held-to-maturity marketable securities based on the quoted market prices in an inactive market (Level 2) was $332.0 million. As of September 30, 2026, the estimated fair value of the Company’s held-to-maturity marketable securities based on quoted prices in an active market (Level 1) was $3.0 million. The held-to-maturity marketable securities are discussed in more detail in Note 3, “Summary of Significant Accounting Policies - Investments in Marketable Securities.”

There was no activity related to the Company’s fair value measurements categorized as Level 3 in the valuation hierarchy, valued on a recurring basis, for the three months ended September 30, 2026 and 2025.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,
	2026	2025

	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$64,919	$68,800
Weighted average common shares — basic	41,479,826	43,371,952
Basic net income per share	$1.57	$1.59

Diluted net income per share computation:

Net income attributable to common stockholders	$64,919	$68,800
Share computation:
Weighted average common shares — basic	41,479,826	43,371,952
Effect of dilutive restricted stock, convertible debt, and the employee stock purchase plan	3,348,266	5,850,899
Weighted average common shares — diluted	44,828,092	49,222,851
Diluted net income per share	$1.45	$1.40

For the three months ended September 30, 2026 and 2025, shares issuable in connection with restricted stock, convertible debt, and the 2025 Employee Stock Purchase Plan (the “2025 ESPP”) of 3,123,142 and 1,842,786 shares, respectively, were excluded from the diluted income per common share calculation because the effect would have been anti-dilutive. In connection with the issuance of the 1.125% Convertible Senior Notes due 2027 (“Notes”), the Company entered into capped call transactions (the “Capped Call Transactions”) as described further in Note 6, “Debt.” The Capped Call Transactions are intended to reduce the potential dilution to the Company’s common stock upon conversion of the Notes and/or to offset any cash payments the Company may be required to make in excess of the principal amount of the Notes.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended September 30, 2026 and 2025, the Company’s effective income tax rate was 21.6% and 17.3%, respectively. The increase in the effective income tax rate for the three months ended September 30, 2026, as compared to the effective tax rate for the three months ended September 30, 2025, was primarily due to stock-based compensation. As of September 30, 2026, and June 30, 2026, the balance of income taxes payable was zero and $27.5 million, respectively. Income taxes payable is recorded within accrued liabilities on the condensed consolidated balance sheets.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.   Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of September 30, 2026 and June 30, 2026, the finance lease liability was $190.1 million and $116.9 million, respectively, with lease interest rates ranging from 4.12% to 6.35%. As of September 30, 2026 and June 30, 2026, the balance of the associated right-of-use assets was $133.8 million and $95.3 million, respectively. The right-of-use asset is recorded within property and equipment, net on the condensed consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations.

The Company entered into agreements with BALC and CSI Leasing in April 2020 and August 2022, respectively, to provide financing for its computers and peripherals. Individual leases with BALC include 36-month payment terms, fixed rates ranging from 4.75% to 6.23%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. Individual leases under the agreement with CSI Leasing include 36-month payment terms, but do not include a stated interest rate. The Company uses its incremental borrowing rate as the implied interest rate and the total lease payments to calculate its lease liability.

The following is a summary, as of September 30, 2026 and June 30, 2026, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	September 30, 2026	June 30, 2026

	(in thousands)
2027	$69,990	$64,471
2028	74,821	42,580
2029	47,598	15,356
2030	9,259	373
2031	—	—
Total minimum payments	201,668	122,780
Less: imputed interest	(11,544)	(5,848)
Finance lease liability	190,124	116,932
Less: current portion of finance lease liability	(85,463)	(60,477)
Long-term finance lease liability	$104,661	$56,455

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of September 30, 2026 and June 30, 2026, the operating lease liability was $10.5 million and $11.1 million, respectively. As of September 30, 2026 and June 30, 2026, the balance of the associated right-of-use assets was $7.2 million and $7.3 million, respectively. The right-of-use asset is recorded within deposits and other assets on the condensed consolidated balance sheets. Lease expense associated with the Company’s operating leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual operating leases range in terms of 1 to 7 years and expire on various dates through fiscal year 2034 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

The following is a summary as of September 30, 2026 and June 30, 2026, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	September 30, 2026	June 30, 2026

	(in thousands)
2027	$2,157	$3,128
2028	2,137	2,066
2029	1,756	1,684
2030	1,665	1,590
2031	1,484	1,406
Thereafter	2,484	2,443
Total minimum payments	11,683	12,317
Less: imputed interest	(1,203)	(1,264)
Operating lease liability	10,480	11,053
Less: current portion of operating lease liability	(2,374)	(2,737)
Long-term operating lease liability	$8,106	$8,316

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating and finance leases for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025

	(in thousands)
Lease cost

Finance lease cost:
Instructional costs and services:
Amortization of right-of-use assets	$16,143		$10,352
Selling, general, and administrative expenses:
Amortization of right-of-use assets	335		158
Interest on lease liabilities	1,297		1,524
Operating lease cost:
Instructional costs and services:
Operating lease cost	127		2,325
Short-term lease cost	8		54
Sublease income	—		(66)
Selling, general, and administrative expenses:
Operating lease cost	185		506
Short-term lease cost	26		24
Total lease cost	$18,121		$14,877

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(899)		$(879)
Financing cash flows from finance leases	(16,540)		(11,961)
Right-of-use assets obtained in exchange for new finance lease liabilities	87,233		47,309
Right-of-use assets obtained in exchange for new operating lease liabilities	325		693
Weighted-average remaining lease term - finance leases	2.15	yrs.	1.95	yrs.
Weighted-average remaining lease term - operating leases	5.58	yrs.	4.93	yrs.
Weighted-average discount rate - finance leases	4.82%		5.18%
Weighted-average discount rate - operating leases	4.10%		2.96%

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.   Debt

The following is a summary, as of September 30, 2026 and June 30, 2026, respectively, of the components of the Company’s outstanding debt:

	September 30, 2026	June 30, 2026

	(in thousands)
Convertible Senior Notes due 2027	$420,000	$420,000
Less: unamortized debt issuance costs	(1,569)	(2,005)
Total debt	418,431	417,995
Less: current portion of debt	(418,431)	—
Long-term debt	$—	$417,995

Future maturities of debt are expected to be $420.0 million in the fiscal year ending June 30, 2028 and zero in the fiscal year ending June 30, 2027.

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

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. The Company recorded coupon interest expense of $1.2 million during each of the three months ended September 30, 2026 and 2025.

The Company incurred debt issuance costs of $11.4 million which are amortized over the contractual term of the Notes. The Company recorded interest expense of $0.4 million related to the amortization of the debt issuance costs during each of the three months ended September 30, 2026 and 2025.

Before June 1, 2027, noteholders will have the right to convert their Notes only upon the occurrence of certain events. After June 1, 2027, noteholders may convert their Notes at any time at their election until two days prior to the maturity date. The Company must settle conversions by paying cash up to the outstanding principal amount of $420.0 million, and at the Company’s election, will settle the conversion spread by paying or delivering cash or shares of its common stock, or a combination of cash and shares of its common stock. The initial conversion rate is 18.9109 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $52.88 per share of common stock (lower strike price). The Notes are redeemable at the Company’s option at any time after September 6, 2024 at a cash redemption price equal to the principal amount of the Notes, plus accrued and unpaid interest, subject to certain stock price hurdles as discussed in the Indenture.

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

At September 30, 2026, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the amended and restated 2016 Plan was 2,158,430. At September 30, 2026, there were 1,016,435 shares of the Company’s common stock that remain outstanding or nonvested under the amended and restated 2016 Plan and Prior Plan.

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

Restricted stock award activity during the three months ended September 30, 2026 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2026	401,198	$101.11
Granted	397,139	81.81
Vested	(125,059)	71.94
Canceled	(76,645)	113.91
Nonvested, September 30, 2026	596,633	$92.74

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Summary of All Restricted Stock Awards

As of September 30, 2026, there was $47.3 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 2.2 years. The fair value of restricted stock awards granted for the three months ended September 30, 2026 and 2025 was $32.5 million and $26.3 million, respectively. During each of the three months ended September 30, 2026 and 2025, the Company recognized $5.2 million of stock-based compensation expense related to restricted stock awards.

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

Performance share unit activity during the three months ended September 30, 2026 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2026	624,015	$79.78
Granted	418,511	59.20
Vested	(440,738)	40.72
Canceled	(263,211)	99.27
Nonvested, September 30, 2026	338,577	$90.04

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company has granted PSUs under a Long-Term Incentive Plan (“LTIP”) which are tied to operating income targets (“Tranche #1”) and compounded annual stock price growth (“Tranche #2”) over a three-year performance period. Additionally, in fiscal year 2027, the Company granted PSUs under the LTIP which are tied to certain strategic initiatives over a three-year performance period. The level of performance will determine the number of PSUs earned as measured against threshold (50%), target (100%) and outperform (200%) achievement levels. The Company begins to amortize the fair value of Tranche #1 over the vesting period when it assesses that achievement is probable at the threshold level. The fair value of Tranche #2 is determined using a Monte Carlo simulation model and is amortized over the vesting period. Tranche #2 is a market-based award and therefore is not subject to any probability assessment by the Company. The following table is a summary of the PSUs outstanding:

Fiscal Year	Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value	Tranche #1	Tranche #2	Vest Date	Tranche #1 Probability Assessment
Fiscal Year 2027	$12.8 million	164,451	$77.63	113,061 shares based on FY29 Operating Income	51,390 shares based on Stock Price Growth in September 2029	First Quarter of Fiscal Year 2030	Not Yet Determinable
Fiscal Year 2026	$22.2 million	146,911	$151.16	81,093 shares based on FY28 Operating Income	65,818 shares based on Stock Price Growth in September 2028	First Quarter of Fiscal Year 2029	Not Yet Determinable
Fiscal Year 2025	$17.0 million	210,620	$80.89	158,470 shares based on FY27 Operating Income	52,150 shares based on Stock Price Growth in September 2027	First Quarter of Fiscal Year 2028	Outperform
Fiscal Year 2024	$14.4 million	354,090	$40.84	265,630 shares based on FY26 Operating Income	88,460 shares based on Stock Price Growth in September 2026	First Quarter of Fiscal Year 2027	Achieved

Fiscal Year 2024 LTIP

In July 2026, achievement was certified at 200% of target for Tranche #1, which resulted in the vesting of 142,740 shares. In September 2026, achievement was certified at 137.5% of target for Tranche #2, which resulted in the vesting of 32,658 shares.

Summary of All Performance Share Units

As of September 30, 2026, there was $7.9 million of total unrecognized compensation expense related to nonvested PSUs that are expected to vest based on the Company’s probability assumptions discussed above. The cost is expected to be recognized over a weighted average period of 2.3 years. During the three months ended September 30, 2026 and 2025, the Company recognized negative stock-based compensation expense of $12.9 million and stock-based compensation expense of $5.1 million, respectively, related to PSUs.  The negative stock-based compensation was driven by the forfeiture of certain awards.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Stock Units (“DSUs”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. DSUs are specific only to board members.

Deferred stock unit activity during the three months ended September 30, 2026 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2026	81,103	$45.41
Granted	122	84.07
Vested	—	—
Canceled	—	—
Nonvested, September 30, 2026	81,225	$45.47

Summary of All Deferred Stock Units

As of September 30, 2026, there was $0.1 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.2 years. During each of the three months ended September 30, 2026 and 2025, the Company recognized $0.2 million of stock-based compensation expense related to DSUs.

8. Employee Stock Purchase Plan

On December 4, 2025, the Company’s stockholders approved the 2025 ESPP, which became effective February 1, 2026 with the beginning of the first purchase period (the “enrollment date”). The 2025 ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions during 12-month offering periods with semi-annual purchase dates. The purchase price is 85% of the lower of the fair market value of the Company’s common stock on the enrollment date or the applicable purchase date. Employees may contribute up to 10% of eligible compensation, subject to plan limits. A total of 4,000,000 shares of common stock were authorized for issuance under the 2025 ESPP. During the three months ended September 30, 2026, 20,793 shares were purchased under the 2025 ESPP, and a new 12-month offering period commenced on August 1, 2026. The impact of the ESPP purchase rights on stock-based compensation expense for the three months ended September 30, 2026 was immaterial.

9.   Stock Repurchase Program

On November 3, 2025, the Company’s Board of Directors authorized a stock repurchase program for the purchase of up to $500 million of the Company’s common stock until October 31, 2026. On August 3, 2026, the Audit Committee of the Board of Directors authorized an extension through October 31, 2027. Share repurchases may be made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise. During the three months ended September 30, 2026, there were no shares repurchased. As of September 30, 2026, $311.3 million remained available for repurchases under the stock repurchase program.

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

Securities Litigation

On November 11, 2025, a putative securities class action lawsuit captioned Vivienne MacMahon v. Stride, Inc., et al., Case No. 1:25-cv-02019 was filed against the Company and two of its officers in the United States District Court for the Eastern District of Virginia, purportedly on behalf of a class of persons who purchased or otherwise acquired the Company’s common stock between October 22, 2024 and October 28, 2025. The Court-appointed lead plaintiffs filed an amended complaint on March 16, 2026. On June 18, 2026, the Court granted the Company’s motion to dismiss all claims against the Company and the individual defendants. On August 18, 2026, plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Fourth Circuit.

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

11.   Supplemental Disclosure of Cash Flow Information

	Three Months Ended September 30,
	2026	2025

	(In thousands)
Cash paid for interest	$3,684	$3,896
Cash paid for taxes	$34,244	$54,802

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$158	$153
Stock-based compensation expense capitalized on curriculum development	$40	$40
Unpaid amounts excluded from capitalized software development costs	$7,115	$3,717
Unpaid amounts excluded from capitalized curriculum development costs	$4,475	$1,022

Supplemental disclosure of non-cash financing activities:
Issuance of shares under employee stock purchase plan	$1,419	$—

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “outlook,” “forecasts,” “anticipates,” “trends,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “will be,” “expects,” “plans,” “intends,” “should,” “would” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K  for the fiscal year ended June 30, 2026, which we refer to as our Annual Report, and those referenced in our other SEC filings, including in Part II, Item 1A of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements, except where we are expressly required to do so by law. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary — a general description of our business and key highlights of the three months ended September 30, 2026.

●	Critical Accounting Estimates — a discussion of critical accounting estimates requiring judgments and the application of critical accounting policies.

●	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, and quantitative and qualitative disclosures about market risk.

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

We provide a wide range of products and services across our platform with the ability to deliver customized solutions. Our comprehensive school-as-a-service offering supports our clients in operating full-time virtual schools in the K-12 market. Together with our network of online schools, Stride has served millions of students with our products and services. In our most recent academic year ended June 30, 2026, we graduated 20,815 high school students from our partner schools.

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

For the 2026-2027 school year, we provide our school-as-a-service offering to 97 schools in 32 states and the District of Columbia in the General Education market, and 59 schools or programs in 26 states in the Career Learning market.

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

The two key financial metrics that we use to assess financial performance are revenues and operating income. During the three months ended September 30, 2026, revenues increased to $639.4 million from $620.9 million in the same period in the prior year, an increase of 3.0%. Over the same period, operating income increased to $84.3 million from $69.0 million in the same period in the prior year, an increase of 22.2%. The increase in operating income was driven by revenue growth and lower selling, general, and administrative expenses. Additionally, we use the non-financial metric of total enrollments to assess performance, as enrollment is a key driver of our revenues. Total enrollments for the three months ended September 30, 2026 were 241.4 thousand, a decrease of 6.3 thousand, or 2.5%, over the same period in the prior year. Our revenues are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results from these audits and other routine changes in funding estimates are incorporated into the Company’s monthly funding estimates for the current and prior periods. Historically, aggregate funding estimates have differed from actual reimbursements, generally in the range of 2% of annual revenue or less, which may vary from quarter to quarter.

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

The following represents our current enrollment for each of the periods indicated:

	Three Months Ended
	September 30,		2026 / 2025
	2026	2025	Change	Change %

	(In thousands, except percentages)
General Education (1)	129.2	137.7	(8.5)	(6.2%)
Career Learning (1) (2)	112.2	110.0	2.2	2.0%
Total Enrollment	241.4	247.7	(6.3)	(2.5%)
(1)	Enrollments reported for the first quarter are equal to the official count date number, which was September 30, 2026 for the first quarter of fiscal year 2027 and September 30, 2025 for the first quarter of fiscal year 2026.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

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

The following represents our current revenues for each of the periods indicated:

	Three Months Ended
	September 30,		Change 2026 / 2025
	2026	2025	$	%

	(In thousands, except percentages)
General Education	$356,606	$363,116	$(6,510)	(1.8%)
Career Learning
Middle - High School	272,098	241,500	30,598	12.7%
Adult	10,674	16,268	(5,594)	(34.4%)
Total Career Learning	282,772	257,768	25,004	9.7%
Total Revenues	$639,378	$620,884	$18,494	3.0%

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

Instructional Services – We provide a broad range of instructional services that includes customer support for instructional teams, including recruitment of state certified teachers, training in research-based online instruction methods and Stride systems, oversight and evaluation services, and ongoing professional development. Stride also provides training options to support teachers and parents to meet students’ learning needs. Stride’s range of training options is designed to enhance skills needed to teach using an online learning platform, and include hands-on training, on-demand courses, and support materials.

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

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,
	2026		2025

	(In thousands, except percentages)
Revenues	$639,378	100.0%	$620,884	100.0%
Instructional costs and services	398,261	62.3	378,761	61.0
Gross margin	241,117	37.7	242,123	39.0
Selling, general, and administrative expenses	156,849	24.5	173,140	27.9
Income from operations	84,268	13.2	68,983	11.1
Interest expense, net	(2,906)	(0.5)	(3,075)	(0.5)
Other income, net	1,477	0.2	16,914	2.7
Income before income taxes and income (loss) from equity method investments	82,839	13.0	82,822	13.3
Income tax expense	(17,840)	(2.8)	(14,423)	(2.3)
Income (loss) from equity method investments	(80)	(0.0)	401	0.1
Net income attributable to common stockholders	$64,919	10.2%	$68,800	11.1%

Comparison of the Three Months Ended September 30, 2026 and 2025

Revenues. Our revenues for the three months ended September 30, 2026 were $639.4 million, an increase of $18.5 million, or 3.0%, from $620.9 million for the same period in the prior year. General Education revenues decreased $6.5 million, or 1.8%, year over year. The primary drivers for the decrease in General Education revenue were changes in school mix and a 6.2% decrease in enrollments. Career Learning revenues increased $25.0 million, or 9.7%, primarily due to a 2.0% increase in enrollments and school mix. In addition, revenue recognized in each of the periods includes certain adjustments resulting from the completion of state and district audits and reconciliation processes related to services provided in prior years. These adjustments were not material and were recognized in the period in which the audit or reconciliation was finalized and the outcome became known and reasonably estimable. While these items contributed to reported revenue in each period, they were not a significant driver of the year over year change.

Instructional costs and services expenses. Instructional costs and services expenses for the three months ended September 30, 2026 were $398.3 million, an increase of $19.5 million, or 5.1%, from $378.8 million for the same period in the prior year. This increase in expense was due to personnel and salary increases, as well as an increase in student computer costs. Instructional costs and services expenses were 62.3% of revenues during the three months ended September 30, 2026, an increase from 61.0% for the three months ended September 30, 2025.

Selling, general, and administrative expenses. Selling, general, and administrative expenses for the three months ended September 30, 2026 were $156.8 million, a decrease of $16.3 million, or 9.4%, from $173.1 million for the same period in the prior year. The decrease was primarily due to a decrease of $19.9 million in personnel and related benefit costs (including negative stock-based compensation expense related to the forfeiture of certain awards) and a decrease of $1.2 million in bad debt expense, partially offset by an increase of $8.1 million in professional services. Selling, general, and administrative expenses were 24.5% of revenues during the three months ended September 30, 2026, a decrease from 27.9% for the three months ended September 30, 2025.

Interest expense, net. Net interest expense for the three months ended September 30, 2026 was $2.9 million as compared to $3.1 million for the same period in the prior year. The decrease in net interest expense was primarily due to finance leases ending or aging and new leases executed at lower average rates.

Other income, net. Other income, net for the three months ended September 30, 2026 was $1.5 million as compared to $16.9 million for the same period in the prior year. The change in other income, net was primarily due to changes in the fair market value related to our investments in publicly held equity securities.

Income tax expense. Income tax expense was $17.8 million for the three months ended September 30, 2026, or 21.6% of income before income taxes, as compared to $14.4 million, or 17.3% of income before income taxes for the same period in the prior year. The increase in the effective income tax rate for the three months ended September 30, 2026, as compared to the effective tax rate for the three months ended September 30, 2025, was primarily due to stock-based compensation.

Liquidity and Capital Resources

As of September 30, 2026, we had net working capital, or current assets minus current liabilities, of $1,068.8 million. Our working capital includes cash and cash equivalents of $547.8 million and accounts receivable of $854.8 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at September 30, 2026.

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

Before June 1, 2027, noteholders will have the right to convert their Notes only upon the occurrence of certain events. After June 1, 2027, noteholders may convert their Notes at any time at their election until two days prior to the maturity date. We must settle conversions by paying cash up to the outstanding principal amount of $420.0 million, and at our election, will settle the conversion spread by paying or delivering cash or shares of our common stock, or a combination of cash and shares of our common stock. The initial conversion rate is 18.9109 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $52.88 per share of common stock. The Notes are redeemable at our option at any time after September 6, 2024 at a cash redemption price equal to the principal amount of the Notes, plus accrued and unpaid interest, subject to certain stock price hurdles as discussed in the Indenture.

We are a lessee under finance leases for computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of September 30, 2026 and June 30, 2026, the finance lease liability was $190.1 million and $116.9 million, respectively, with lease interest rates ranging from 4.12% to 6.35%.

We entered into agreements with BALC and CSI Leasing in April 2020 and August 2022, respectively, to provide financing for our computers and peripherals. Individual leases with BALC include 36-month payment terms, fixed rates ranging from 4.75% to 6.23%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases. Individual leases under the agreement with CSI Leasing include 36-month payment terms, but do not include a stated interest rate. We use our incremental borrowing rate as the implied interest rate and the total lease payments to calculate our lease liability.

On November 3, 2025, our Board of Directors authorized a stock repurchase program for the purchase of up to $500 million of the Company’s common stock until October 31, 2026. On August 3, 2026, the Audit Committee of the Board of Directors authorized an extension through October 31, 2027. Share repurchases may be made for cash in open market transactions at prevailing market prices or in privately negotiated transactions or otherwise.

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

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2026 was $124.8 million compared to $195.8 million for the three months ended September 30, 2025. The $71.0 million decrease in cash used in operating activities was primarily due to favorable changes in working capital, driven mainly by changes in accounts receivable, and accrued liabilities, partially offset by lower net income adjusted for non-cash items.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2026 was $45.9 million compared to $24.7 million for the three months ended September 30, 2025. The $21.2 million increase in cash used in investing activities was primarily due to a $55.3 million increase in net purchases of marketable securities, partially offset by $35.1 million in sales of other investments.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2026 was $36.0 million compared to $43.6 million during the three months ended September 30, 2025. The $7.6 million decrease in cash used in financing activities was primarily due to a $12.1 million decrease in repurchases of restricted stock for income tax withholding, partially offset by a $4.5 million increase in repayments of finance lease obligations.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Inflation Risk

Current inflation has resulted in higher personnel costs, marketing expenses and supply chain expenses. There can be no assurance that future inflation will not have an adverse or material impact on our operating results and financial condition.

Interest Rate Risk

At September 30, 2026 and June 30, 2026, we had cash and cash equivalents totaling $547.8 million and $754.5 million, respectively. Our excess cash has been invested in money market funds, government securities, corporate debt securities and similar investments. At September 30, 2026, a 1% gross increase in interest rates for our variable-interest instruments would result in a $5.5 million annualized increase in interest income. Additionally, the fair value of our investment portfolio is subject to changes in market interest rates.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

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

Part II. Other Information

Item 1.     Legal Proceedings.

See Item 1 of Part I, “Financial Statements – Note 10 – Commitments and Contingencies - Litigation.”

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, as filed with the SEC on August 4, 2026.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Recent Sales of Unregistered Securities – None.
b)	Use of Proceeds - Not Applicable.
c)	Purchases of Equity Securities.

On November 3, 2025, our Board of Directors authorized a stock repurchase program for the purchase of up to $500 million of the Company’s common stock until October 31, 2026, of which approximately $311.3 million remained available for repurchase as of September 30, 2026. On August 3, 2026, the Audit Committee of the Board of Directors authorized an extension through October 31, 2027. There were no shares repurchased during the three months ended September 30, 2026, and no other stock repurchase programs existed during this period. See Note 9, “Stock Repurchase Program” to the condensed consolidated financial statements for further information on our stock repurchases.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information.

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.     Exhibits.

(a)              Exhibits.

Number	Description

10.1*	Separation Agreement and Release of All Claims with James J. Rhyu, dated September 17, 2026.
10.2*	Employment Agreement of Robert E. Knowling, Jr., dated August 14, 2026.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101

The following financial statements and footnotes from the Stride, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

Date: October 20, 2026